Form 10QSB
period 2005-03-31
GONDWANA ENERGY LTD / NY
filed 2005-05-16
CIK 1045929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-51203

GONDWANA ENERGY LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400-534 17th Avenue SW, Calgary Alberta, Canada      T2S 0B1

(Address of principal executive offices)                                     (Zip Code)

Registrant’s telephone number, including area code:    (403) 770-1991

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 3,216,646 outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31	December 31
	2005,	2004,
	(unaudited)	(audited)

ASSETS
Current Assets

Cash	$ 60,534	$ 68,578

TOTAL ASSETS	$ 60,534	$ 68,578

LIABILITIES

Current Liabilities
Accounts payable	$ 5,865	$ 3,785
Accrued Liabilities	-	3,600

Total Liabilities	5,865	7,385

STOCKHOLDERS' EQUITY

Authorized: 100,000,000 shares, $0.00001 par value

Issued and outstanding: 3,216,646 shares
(December 31, 2004: 4,216,646 shares)	32	42

Additional paid-in capital	172,668	173,658

Donated Capital	16,200	8,000

Deficit accumulated during the exploration stage	(134,231)	(120,507)

TOTAL STOCKHOLDERS' EQUITY	54,669	61,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 60,534	$ 68,578

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS, unaudited

			Cumulative
			From
	Three	Three	Inception
	months	months	(September 5,
	ended	ended	1997) to
	March 31,	March 31,	March 31,
	2005	2004	2005

REVENUE	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Bank charges	459	72	1,745
Consulting	8,200	-	24,103
Foreign exchange loss	-	-	6,539
Office and administrative services	934	150	29,552
Professional fees	3,465	-	20,391
Rent	140	750	3,140
Stock-based compensation	-	-	50,000
Transfer agent and filing fees	570	2,303	12,276

	13,768	3,275	147,746

NET OPERATING LOSS	(13,768)	(3,275)	(147,746)

OTHER INCOME AND (EXPENSES)
Gain on sale of oil and gas property	-	-	10,745
Interest income	44	138	10,288
Recovery of expenses	-	-	4,982
Write-down of incorporation cost	-	-	(12,500)

Net loss	$ (13,724)	$ (3,137)	$ (134,231)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	3,905,556	2,100,000

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY, unaudited

From December 31, 2004 to March 31, 2005:

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional Paid-	Donated	exploration	Stockholders'

	Shares	Amount	In Capital	Capital	Stage	Equity(Deficiency)

Balance on December 31, 2004	4,216,646	$ 42	$ 173,658	$ 8,000	$ (120,507)	$ 61,193

Repurchase of common stock for cash at $0.001 per share	(1,000,000)	(10)	(990)	-	-	(1,000)

Donated capital	-	-	-	8,200	-	8,200

Net loss for the period	-	-	-	-	(13,724)	(13,724)

Balance March 31, 2005	3,216,646	$ 32	$ 172,668	$ 16,200	$ (134,231)	$ 54,669

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS, unaudited

			Cummulative
			From
	Three	Three	Inception
	months	months	(September 5,
	ended	ended	1997) to
	March 31,	March 31,	March 31,
	2005	2004	2005

Net (loss)	$ (13,724)	$ (3,137)	$ (134,231)

Items not representing cash outlay:
Consulting services	8,200	-	16,200
Gain on sale of oil and gas property	-	-	(10,745)
Stock-based compensation	-	-	50,000
Change in non-cash working capital items:
Increase (decreases) in accounts
payable and accrued liabilities	(1,520)	900	5,865

Net cash provided by (used in) operating activities	(7,044)	(2,237)	(72,911)

INVESTING ACTIVITIES
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisition costs	-	-	(2,846)
Oil and gas exploration expenditures	-	-	(22,609)

Net Cash provided by investing activities	-	-	20,745

FINANCING ACTIVITIES
Stock buy-back	(1,000)		(2,000)
Proceeds from issuance of common stock	-	-	114,700

Net Cash provided by (used in) financing activities	(1,000)	-	112,700

Increase (decrease) in cash and cash equivalents	(8,044)	(2,237)	60,534
Cash and cash equivalent - beginning of the year	68,578	61,921	-

Cash and cash equivalent - end of the year	$ 60,534	$ 59,684	$ 60,534

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gondwana Energy Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the United States of America Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2004.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

NOTE 2 - GOING CONCERN

The Company does not generate sufficient cash flow from operations to fund its entire exploration and development activities and has therefore relied principally upon the issuance of securities for financing. The Company intends to continue relying upon the issuance of securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: the change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

Gondwana Energy Ltd. (Gondwana) is a Calgary, Alberta, Canada based oil and gas exploration stage company with limited operations. Our operational efforts to date have been primarily focused in New Zealand and we intend to submit applications for new exploration permits to the government of New Zealand and acquire oil and gas interests through joint venture agreements with existing permit holders. We are also assessing exploration opportunities in western Canada.

Employees and Consultants

The Registrant has no employees. The company's CEO, Cameron Fink is retained as a consultant.

Plan of Operations

Our plan of operations for the next 12 months is to continue our assessment of exploration permits under gazettal by the New Zealand Ministry of Economic Development and those controlled and operated by third party permit holders. Upon completion of this assessment we will apply to the Ministry of Economic Development to secure permits for exploration and seek to conclude joint venture agreements with existing permit holders. To date we have held preliminary discussions with existing permit holders active in the Taranaki Basin and Canterbury Basin in New Zealand's north and south islands. Additionally, though not the company's primary focus we have initiated preliminary assessments with permit holders active in Canada's western sedimentary basin. These discussions have centered on the specific requirements of the exploration programs including but not limited to play types, land title security, and operating budgets and time commitments. To date no formal agreement or understandings have been reached between the parties on any of our discussions. Should we be successful in either of these efforts and secure exploration interests we shall require significant additional capital.

As of March 31, 2005, we had $54,669 in working capital, consisting of $60,534 in cash and $5,865 in debt. We have sufficient funds to carry out our intended plan of operations for the next 12 months, but will require significant additional capital should we be successful in securing exploration interests. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. We do not expect any significant increases in the number of employees in the near future.

Our President has extensive experience in the oil and gas industry with specific industry experience in exploration in New Zealand. Mr. Fink has given us his undertaking to act as President and Director until March 31st, 2006 but he has not signed any employment or consulting agreement with us. Starting April 1st 2005, the company is paying him, from working capital, a monthly consulting fee of two thousand dollars in order to carry out the following work through March 31, 2006:

Review seismic, drilling and geological data on properties presently being tendered by the New Zealand Ministry of Economic Development and for properties available through joint venture with existing permit holders. These efforts will consist of:

  Data review, including geochemical and petrological review to determine petroleum source potential and reservoir quality of properties presently under tender from the New Zealand government and available through joint venture with existing permit holders.

  Interpretation and reinterpretation of existing seismic data.

  If we determine that properties merit further review after this initial examination then we shall determine a proposed budget and work program for submission to the government of New Zealand and existing permit holders on prospective permits deemed suitable.

  If we are successful and secure exploration interests through either government tender or joint venture we shall incorporate a New Zealand subsidiary and hire a resident agent and director as required by New Zealand law.

Total cost of this work, including expenses related to travel and third party consultants is budgeted at $30,000. After paying for these costs, we anticipate having approximately $25,000 in working capital. Additional expenditures for the period up to March 31, 2006 are approximately $24,000 and relate to accounting, legal and administrative expenses, and consulting fees to our President.

If we are successful in securing exploration interests we will be obligated to complete proposed work programs to maintain our interests in good standing. There can be no certainty as to the costs of the future work program; however, we will require additional funds to discharge our exploration obligations whether the interests are acquired through joint venture or through government tender. We do not have sufficient capital to satisfy the potential future expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur beyond March 2006. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in any future permit acquired. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's FORM 10-SB, filed on March 14, 2005.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Exhibit Description Page No

None

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16 day of May, 2005.

SECURE AUTOMATED FILING ENTERPRISES INC. (Registrant)

BY:	/s/Cameron Fink Cameron Fink, Principal Executive Officer and Principal Financial Officer