Form 10QSB/A
period 2005-03-31
GONDWANA ENERGY LTD / NY
filed 2005-07-12
CIK 1045929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

		(Restated - Note 3)
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

			(Restated - Note 3)

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

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY, unaudited

From December 31, 2004 to March 31, 2005:

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional Paid-	Donated	exploration	Stockholders'

	Shares	Amount	In Capital	Capital	Stage	Equity(Deficiency)

					(Restated - Note 3)	(Restated - Note 3)

Balance on December 31, 2004	4,216,667	$ 42	$ 173,658	$ 8,000	$ (120,507)	$ 61,193

Rounding of fractional shares in connection with stock consolidation	(21)	-	-	-	-	-

Repurchase of common stock for cash at $0.001 per share	(1,000,000)	(10)	(990)	-	-	(1,000)

Donated capital	-	-	-	8,200	-	8,200

Net loss for the period	-	-	-	-	(13,724)	(13,724)

Balance March 31, 2005	3,216,646	$ 32	$ 172,668	$ 16,200	$ (134,231)	$ 54,669

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS, unaudited

			Cummulative
			From
	Three	Three	Inception
	months	months	(September 5,
	ended	ended	1997) to
	March 31,	March 31,	March 31,
	2005	2004	2005

			(Restated - Note 3)

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

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS, unaudited
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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

The accounts as at December 31, 2004 and September 30, 2004 and for the three month period ended December 31, 2004 and the year ended September 30, 2004 have been restated to recognize an error in the accounting for the services provided by the Company's President.

The statements of operations were restated during the three month period ended December 31, 2004 and the year ended September 30, 2004 to reflect an increase in consulting services expenses and stock-based compensation expenses, and a corresponding increase in net loss and ending deficit, in the total amounts of $6,000 and $50,000 respectively, and to reflect an increase in the net loss per share of $0.00 and $0.02 during the same periods. The shareholders' equity accounts were restated as at December 31, 2004 and September 30, 2004 to reflect an increase to donated capital of $8,000 and $5,000 respectively and a decrease in deferred stock-based compensation of $42,000 and $45,000 to $nil and $nil respectively.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11 day of July, 2005.

SECURE AUTOMATED FILING ENTERPRISES INC. (Registrant)

BY:	/s/Cameron Fink Cameron Fink, Principal Executive Officer and Principal Financial Officer