Form 10QSB
period 2005-06-30
GONDWANA ENERGY LTD / NY
filed 2005-07-15
CIK 1045929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30	December 31
	2005,	2004,
	(unaudited)	(audited)

ASSETS
Current Assets

Cash	$ 56,953	$ 68,578

TOTAL ASSETS	$ 56,953	$ 68,578

LIABILITIES

Current Liabilities
Accounts payable	$ 3,600	$ 3,785
Due to related party	6,000	-
Accrued Liabilities	-	3,600

Total Liabilities	9,600	7,385

STOCKHOLDERS' EQUITY

Authorized: 100,000,000 shares, $0.00001 par value

Issued and outstanding: 3,216,646 shares
(December 31, 2004: 4,216,667 shares)	32	42

Additional paid-in capital	172,668	173,658

Donated Capital	16,200	8,000

Deficit accumulated during the exploration stage	(141,547)	(120,507)

TOTAL STOCKHOLDERS' EQUITY	47,353	61,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 56,953	$ 68,578

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS, unaudited

					Cumulative
					From
	Three	Three	Six	Six	Inception
	months	months	months	months	(September 5,
	ended	ended	ended	ended	1997) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005

REVENUE	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Bank charges	33	59	492	131	1,778
Consulting	6,000	2,000	14,200	2,000	30,103
Foreign exchange loss	-	-	-		6,539
Office and administrative services	-	150	934		29,552
Professional fees	1,166	2,500	4,631	2,500	21,557
Rent	140	750	280	1,500	3,280
Stock-based compensation	-	50,000	-	50,000	50,000
Transfer agent and filing fees	25	770	595	3,073	12,301

	7,364	56,229	21,132	59,504	155,110

NET OPERATING LOSS	(7,364)	(56,229)	(21,131)	(59,504)	(155,110)

OTHER INCOME AND (EXPENSES)
Gain on sale of oil and gas property	-	-	-	-	10,745
Interest income	47	43	91	181	10,335
Recovery of expenses	-	-	-	-	4,982
Write-down of incorporation cost	-	-	-	-	(12,500)

Net loss	$ (7,317)	$ (56,186)	(21,040)	(59,322)	$ (141,548)

Basic and diluted net loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average shares outstanding	3,216,646	4,146,296	3,543,220	3,123,148

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY, unaudited

From December 31, 2004 to June 30, 2005:

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional Paid-	Donated	exploration	Stockholders'

	Shares	Amount	In Capital	Capital	Stage	Equity(Deficiency)

Balance on December 31, 2004	4,216,667	$ 42	$ 173,658	$ 8,000	$ (120,507)	$ 61,193

Rounding of fractional shares in connection with stock consolidation	(21)

Repurchase of common stock for cash at $0.001 per share	(1,000,000)	(10)	(990)	-	-	(1,000)

Donated capital	-	-	-	8,200	-	8,200

Net loss for the period	-	-	-	-	(21,041)	(21,041)

Balance June 30, 2005	3,216,646	$ 32	$ 172,668	$ 16,200	$ (141,548)	$ 47,352

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS, unaudited

					Cumulative
					From
	Three	Three	Six	Six	Inception
	months	months	months	months	(September 5,
	ended	ended	ended	ended	1997) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005

Net Loss	$(7,317)	$(56,186)	$(21,041)	$(59,323)	$ (141,548)

Items not representing cash outlay
Consulting services	-	-	8,200	-	16,200
Gain on sale of oil and gas property	-	-	-	-	(10,745)
Stock-based compensation	-	50,000	-	50,000	50,000
Change in non-cash working capital items:
Increase (decreases) in accounts payable	7,335	1,000	5,815	1,900	9,600
Increase (decreases) in accrued liabilities	(3,600)	-	(3,600)	-	-

Net cash provided by (used in) operating activities	(3,582)	(5,186)	(10,626)	(7,423)	(76,493)

INVESTING ACTIVITIES
Proceeds from sale of oil and gas property	-	-	-	-	46,200
Oil and gas property acquisition costs	-	-	-	-	(2,846)
Oil and gas exploration expenditures	-	-	-	-	(22,609)

Net Cash provided by investing activities	-	-	-	-	20,745

FINANCING ACTIVITIES
Stock buy back	-	-	(1,000)	-	(1,000)
Proceeds from issuance of common stock	-	12,700	-	12,700	113,700)

Net Cash provided by financing activities	-	12,700	(1,000)	12,700	112,700

Increase in cash and cash equivalents	(3,582)	7,514	(11,626)	5,277	56,952

Cash and cash equivalent - beginning of period	60,534	59,684	68,578	61,921	-

Cash and cash equivalent - end of period	$ 56,952	$ 67,198	$ 56,952	$ 67,198	$ 56,952

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

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

As of June 30, 2005, we had $47,353 in working capital, consisting of $56,953 in cash and $9,600 in debt. We have sufficient funds to carry out our intended plan of operations for the next 12 months, but will require significant additional capital should we be successful in securing exploration interests. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. We do not expect any significant increases in the number of employees in the near future.

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

Review seismic, drilling and geological data on properties presently being tendered by the New Zealand Ministry of Economic Development and for properties available through joint venture with existing permit holders. These efforts will consist of:

a. Data review, including geochemical and petrological review to determine petroleum source potential and reservoir quality of properties presently under tender from the New Zealand government and available through joint venture with existing permit holders.

b. Interpretation and reinterpretation of existing seismic data.

c. If we determine that properties merit further review after this initial examination then we shall determine a proposed budget and work program for submission to the government of New Zealand and existing permit holders on prospective permits deemed suitable.

d. If we are successful and secure exploration interests through either government tender or joint venture we shall incorporate a New Zealand subsidiary and hire a resident agent and director as required by New Zealand law.

Total cost of this work, including expenses related to travel and third party consultants is budgeted at $30,000. After paying for these costs, we anticipate having approximately $17,300 in working capital. Additional expenditures for the period up to March 31, 2006 are approximately $16,500 and relate to accounting, legal and administrative expenses, and consulting fees to our President.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15 day of July, 2005.

SECURE AUTOMATED FILING ENTERPRISES INC. (Registrant)

BY:	/s/Cameron Fink Cameron Fink, Principal Executive Officer and Principal Financial Officer