Form 10QSB
period 2005-09-30
GONDWANA ENERGY LTD / NY
filed 2005-11-14
CIK 1045929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 3,216,646 outstanding as of November 9, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$ 53,391	$ 68,578

TOTAL ASSETS	$ 53,391	$ 68,578

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 3,600	$ 7,385
Due to related party (Note 3 (a))	11,000	-

TOTAL LIABILITIES	14,600	7,385

STOCKHOLDERS' EQUITY

Authorized: 100,000,000 shares, $0.00001 par value

Issued and Outstanding: 3,216,646 shares
(December 31, 2004: 4,216,667 shares)	32	42

Additional Paid-In Capital	172,668	173,658

Donated Capital	16,200	8,000

Deficit Accumulated During the Exploration Stage	(150,109)	(120,507)

TOTAL STOCKHOLDERS' EQUITY	38,791	61,193

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 53,391	$ 68,578

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS, unaudited

					Cumulative
					from
					Inception
					(September 5,
	Three months ended		Nine months ended		1997) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

REVENUE	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Bank charges	54	55	562	186	1,832
Consulting	6,000	3,000	20,200	5,000	36,103
Foreign exchange loss					6,539
Office and administrative services	-	150	934	450	29,552
Professional fees	2,127	280	6,758	2,780	23,684
Rent	415	750	695	2,250	3,695
Stock-based compensation	-	-	-	50,000	50,000
Transfer agent and filing fees		125	595	3,198	12,301

	8,596	4,360	29,744	63,864	163,706

NET OPERATING LOSS	(8,596)	(4,360)		(63,864)	(163,706)

OTHER INCOME AND (EXPENSES)
Gain on sale of oil and gas property					10,745
Interest income	34	4	142	186	10,370
Recovery of expenses					4,982
Write-down of incorporation cost					(12,500)

NET LOSS	$ (8,562)	$ (4,356)	$ (29,602)	$ (63,678)	$ (150,109)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,216,646	4,216,666	3,440,089	3,511,111

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY, unaudited

From December 31, 2004 to September 30, 2005:

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional Paid-	Donated	Exploration	Stockholders'

	Shares	Amount	In Capital	Capital	Stage	Equity

Balance on December 31, 2004	4,216,667	$ 42	$ 173,658	$ 8,000	$ (120,507)	$ 61,193

Rounding of fractional shares in
connection with stock consolidation	(21)	-	-	-	-	-

Repurchase of common stock
for cash at $0.001 per share
on March 3, 2005	(1,000,000)	(10)	(990)	-	-	(1,000)

Donated capital (Note 3 (b))	-	-	-	8,200	-	8,200

Net loss for the period	-	-	-	-	(29,602)	(29,602)

Balance on September 30, 2005	3,216,646	$ 32	$ 172,668	$ 16,200	$ (150,109)	$ 38,791

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS, unaudited

			Cumulative
			From
			Inception
			(September 5,
	Nine months ended		1997) to
	September 30,		September 30,
	2005	2004	2005

OPERATING ACTIVITIES
Net (loss)	$ (29,602)	$ (63,678)	$ (150,109)

Items not representing cash outlay:
- Consulting services	8,200	5,000	16,200
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation		50,000	50,000
Change in non-cash working capital items:
- Increase (decreases) in accounts payable and accrued liabilities	(3,785)	3,080	3,600
- Increase in amounts due to related party	11,000	-	11,000

Net Cash Provided by (Used in) Operating Activities	(14,187)	(5,598)	(80,054)

INVESTING ACTIVITIES
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisition costs	-	-	(2,846)
Oil and gas exploration expenditures	-	-	(22,609)

Net Cash Provided by Investing Activities	-	-	20,745

FINANCING ACTIVITIES
Stock buy back	(1,000)	-	(1,000)
Proceeds from issuance of common stock	-	12,700	113,700

Net Cash Provided by (Used in) Financing Activities	(1,000)	12,700	112,700

Increase in Cash and Cash Equivalents	(15,187)	7,102	53,391

CASH AND CASH EQUIVALENTS - beginning of the period	68,578	61,921	-

CASH AND CASH EQUIVALENTS - end of the period	$ 53,391	$ 69,023	$ 53,391

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS, unaudited

September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gondwana Energy, Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the United States of America Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2004.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

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

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

The Company had the following related party balances and transaction:

  As at September 30, 2005 a director and officer of the Company is owed $11,000 for consulting services (December 31, 2004 - $nil). The amount due does not have any stated terms of interest, repayment or security.

  During the nine months ended September 30, 2005 a director and officer provided $18,000 of consulting services, $6,000 of which were donated to the Company (2004 - provided and donated $5,000), and a former director and officer donated $2,200 of consulting services (2004 - $nil).

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

Gondwana Energy, Ltd. (Gondwana) is a Calgary, Alberta, Canada based oil and gas exploration stage company with limited operations. Our operational efforts to date have been primarily focused in New Zealand and we intend to submit applications for new exploration permits to the government of New Zealand and acquire oil and gas interests through joint venture agreements with existing permit holders. We are also assessing exploration opportunities in western Canada.

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

As of September 30, 2005, we had $38,791 in working capital, consisting of $53,391 in cash and $14,600 in debt. We do not have sufficient capital to satisfy the potential future expenditures and will rely principally on the issuance of Common Stock to raise funds to finance the expenditures expected to be incurred beyond March 2006. We will seek initial funding for working capital requirements for 12 to 18 months following March 2006 from friends, family and business associates. Thereafter, and in response to secured property interests and budget development forecasts, additional financings from the broker dealer community will be sought. Presently no discussions have been held to secure future funding. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. We do not expect any significant increases in the number of employees in the near future.

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

Total cost of this work, including expenses related to travel and third party consultants is budgeted at $25,000. After paying for these costs, we anticipate having approximately $13,700 in working capital. Additional expenditures for the period up to March 31, 2006 are approximately $13,000 and relate to accounting, legal and administrative expenses, and consulting fees to our President.

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's FORM 10-QSB, filed on July 15, 2005, that have a material impact on the Company's financial presentation and disclosure.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10 day of November, 2005.

GONDWANA ENERGY LTD. (Registrant)

BY:	__/s/Cameron Fink____________________ Cameron Fink, Principal Executive Officer and Principal Financial Officer