Form 10KSB
period 2005-12-31
GONDWANA ENERGY LTD / NY
filed 2006-02-10
CIK 1045929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-51203

GONDWANA ENERGY LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400-534 17th AVenue SW,
Calgary Alberta, T2S 0B1, Canada

(Address of principal executive offices including Zip Code)

Registrant’s telephone number, including area code:    (403) 770-1991

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES NO

There is no disclosure of delinquent filers in reports to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB: ☐YES ☒ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of February 9, 2006 is: $660,000

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2005 and
February 7, 2006: 3,216,646 Shares Common Stock. $.00001 par value per share.

Transitional Small Business Disclosure Format: ☐ YES ☒ NO

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although Gondwana Energy believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

Gondwana Energy's ability to implement successfully its operating strategy as described in its business plan;

Future financial performance as estimated in Gondwana Energy's financial projections;

Gondwana Energy's forecasts of market demand; and,

Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. Gondwana will not update or revise any forward-looking statements.

Certain factors that could cause Gondwana Energy's forward-looking statements not to be correct and cause Gondwana Energy's actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Gondwana Energy Ltd. (Gondwana) is a Calgary, Alberta, Canada based oil and gas exploration stage company with limited operations. During 2002 we sold our sole property interest in New Zealand, a 20% interest in the onshore Taranaki Basin Permit 38723, to TAG Oil Ltd. TAG Oil Ltd. is an oil and gas exploration company, incorporated in Canada, with exploration interests in New Zealand. TAG Oil Ltd. paid $46,200 for our interest in Permit 38723, representing our portion of exploration costs associated with the permit plus a 10% premium. At the time of the sale Garth Johnson was a director of both companies. Other than this related party transaction we have no other affiliations with TAG Oil Ltd. Subsequent to the sale we wound up our wholly owned New Zealand subsidiary associated with the interest. In the past three years we have not received revenues from operations. Our operational efforts to date have been primarily focused in New Zealand and we intend to submit applications for new exploration permits to the government of New Zealand and acquire oil and gas interests through joint venture agreements with existing permit holders. We are also assessing exploration opportunities in western Canada.

We were incorporated on September 5th, 1997 by filing our Articles of Incorporation with the State of Nevada and our fiscal year end is December 31st. Our shares became quoted through "Pink Sheets," operated by the National Quotation Bureau, on February 19, 1999 under the symbol "GDWE" and on January 7, 2005, the outstanding shares of the company began trading on a 1 for 6 consolidated basis and our symbol was changed to "GNDW". On December 1, 2005 our shares commenced trading on the OTCBB under the symbol "GNDW", and on February 7, 2006 we filed a definitive 14C to effect a 1 for 100 reverse stock split. Currently our authorized capital is 100,000,000 common shares with a par value of US$0.00001 per common share of which 3,216,646, common shares are outstanding.

(b) Business of the Issuer

We are an exploration stage company engaged in the assessment, acquisition, exploration and development of oil and gas properties that meet the following general investment criteria: onshore shallow targets, adjacent to and/or on trend with previous discoveries, at least twelve months before any cash outlays are required, maintaining 10-15% ownership interest, and with total cash commitments of $250,000 to $300,000 per well. We presently do not have any oil and gas interests. We are assessing the potential of various properties in New Zealand and Canada in an effort to secure exploration permits through the New Zealand Ministry of Economic Development and through private joint venture agreements with existing permit holders. Part of our assessment includes a consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area of the properties we are assessing. Geological conditions are, however, unpredictable. The discovery of reserves on properties adjacent to, or in the area of, properties under consideration is no assurance that commercially recoverable reserves of oil and gas will be discovered on properties under consideration. There is also no assurance that our applications and proposals will be acceptable to the Ministry of Economic Development or existing permit holders. See Risk Factors under this item.

We have not received any revenues from oil and gas operations to date. We are a New Zealand focused exploration stage company and have no significant assets, tangible or intangible, other than cash. Though we are pursuing exploration opportunities in Canada's western sedimentary basin the majority of our efforts are dedicated toward securing exploration interests in New Zealand's Taranaki, Canterbury and East coast basins through joint venture agreement with existing permit holders and through government gazettal. We have no history of earnings and there is no assurance that our business will be profitable. As at the end of December 2005 we have an accumulated deficit of $161,159 and we expect to continue incurring operating losses and accumulating deficits until such time that we achieve profitable operations.

We do not currently employ our officers fulltime and they devote approximately 50% of their time to our business. They have not entered into any employment or consulting agreement with us. Our President and Chief Financial Officer are currently paid a consulting fee of $2,000 per month each. Our officers and directors devote a significant amount of their time to other businesses, which may conflict with our operations and business. Presently our President acts as a senior exploration geophysicist to Samson Investment Company, a US based oil and gas exploration and production company. His responsibilities include mapping and evaluation of all seismic data, generating relevant maps, identifying new exploration trends and determining drillable prospects in key horizons. Other than his work with Samson Investment Company he has no other business interests however, there is no guarantee that he will not enter into additional business relationships that may compete with us. Our Chief Financial Officer acts as a financial consultant to various other firms and individuals, including some active on the oil and gas industry. In the course of their work a conflict of interest could conceivably arise between the best interests of our company and the best interests of our officers and directors other business interests. In such a situation where a conflict of interest exists any decision by our officers which furthers the best interests of other competing businesses may be harmful to our business.

There is no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. Our activities during the last three years have been limited and have consisted of efforts to raise funds, conduct preliminary investigations into joint venture agreements and review government gazettals. We are reviewing existing publicly available data in the onshore Taranaki and Canterbury Basins in New Zealand's north and south islands and data packages for the upcoming government gazettal for the Taranaki and East Coast basin in the second and third quarter of 2006. These data packages significantly reduce the time and costs associated with evaluating prospectivity and preparing a bid or joint venture proposal for exploration permits.

We have also held preliminary discussions with existing permit holders with interests in the onshore Taranaki Basin and the onshore and offshore Canterbury basin. Additionally, though not part of the company's primary effort we have commenced preliminary assessments of various exploration opportunities in the Western Sedimentary basin in Canada.

To date we have held only preliminary discussions related to potential future funding. Though we raised $12,700 in cash from a private placement we have not secured agreements for future funding. Our business plan is limited in its scope and we intend to derive all of our revenue from a discovery of commercial quantities of hydrocarbons. Specifically, discovering sufficient quantities of hydrocarbons to warrant their profitable development. We have no other business plans and if we are unsuccessful in discovering commercial quantities of hydrocarbons our business will fail.

Should we be successful in securing exploration rights either through joint venture with existing permit holders or through government gazettal we will require additional funding. We anticipate raising additional financing through the sale of equity securities to finance such exploration obligations, although there can be no assurance that such funding will be available. We currently have no specific plans developed and have only held preliminary discussions with potential funders. In the event that future equity financing cannot be raised or negotiations for funding are not successful, our plan of operations may be curtailed. There can be no assurance that we will be able to successfully raise the capital required, when required, to meet these additional costs. Additionally, there can be no assurance that if we are successful in securing funding that we will be successful in discovering commercial quantities of hydrocarbons, or that we will have access to funds to develop a successful discovery without significant dilution or cost to our stockholders.

NEW ZEALAND PETROLEUM EXPLORATION PERMITS

The following is a brief outline of the requirements associated with exploration permits in New Zealand. We will incur significant expenses regardless of our success in securing oil and gas exploration interests. However, the requirements listed below highlight the royalties, commitments and associated expenses we would incur in the event that we successfully secure a joint venture partnership or exploration permit through gazettal.

In New Zealand, an exploration permit is a form of tenure held under the Crown Minerals Act of 1991. The Ministry of Economic Development grants Exploration permits for specified minerals in a specific area, and we will have to prescribe work to be performed over the term of the permit.

Under the New Zealand Crown Minerals Act of 1991, an exploration permit, grants the right to explore for hydrocarbons for a term of five years and may be extended for up to a further five years over half its area on conditions the Ministry of Economic Development, in its sole discretion, considers appropriate. If we are awarded a permit and subsequently discover a deposit or occurrence of petroleum, and satisfy the Ministry that the results of exploration justify granting a production permit, we may, on application before the expiry of the exploration permit, obtain a production permit for up to 40 years for such part of the land as the deposit or occurrence relates. The application for the production permit requires sufficient funding to develop the well and failure to secure adequate funding to meet these needs will result in the forfeiture of the permit. Changes to the conditions prescribed in a permit may be made by application to the Ministry, provided we are in substantial compliance with the conditions of the permit.

Once awarded a permit we are required to complete a work program approved by the Ministry of Economic Development as the delegated regulatory agency, to maintain the permit in good standing. The permit terms consist of three schedules that define the permit area, work program and milestones, and the royalties payable to the New Zealand government upon commercial discovery. The activities under the work program must be completed by the dates specified in order to maintain the permit in good standing. Failure to meet the terms of the work program obligation may result in revocation of the permit in the sole discretion of the Ministry of Economic Development as the relevant regulatory agency and authority charged with administering all permits to explore the Crown's mineral estate. Before such a revocation occurs, however, the Ministry of Economic Development must first issue a notice of default to us and we have 60 days to cure the default.

In the of event we are unable to remedy any default the permit will be revoked and our ability to explore for oil and gas in New Zealand will be severely curtailed.

If we are awarded a permit we may also apply for an extension of time but the Ministry of Economic Development will generally only consider delays related to local government environmental reviews and insurmountable logistics problems, such as the non-availability of a suitable rig to drill at the required time. The Ministry of Economic Development may also direct that any resultant petroleum products be refined or processed in New Zealand. The Ministry of Economic Development also has the jurisdiction to unitize producing permits. Specifically, if a dispute arises between adjacent permit holders over the rights to an oil and gas pool that traverses both permits the Minister has the authority to combine the permits and split or unitize the production between the permit holders. Finally, the Crown Minerals Act of 1991 provides procedures for the resolution of conflict with other forms of land tenure.

The Crown Minerals Act of 1991 also provides for the revocation of a permit if the Ministry of Economic Development has reason to believe that we are contravening, or not making reasonable efforts to comply with the Crown Minerals Act, the conditions of the permit, or a notice to rectify the contravention or non-compliance. Any transfer or other dealing with a permit is subject to the timely completion of an application and becomes effective only upon the consent of the Ministry of Economic Development.

Exploration permits also specify royalties payable to the New Zealand government under the Crown Minerals Program for Petroleum of 1995. If we are awarded a permit and have a subsequent commercial discovery we can exchange the exploration permit for a production permit. We would then be obligated to pay royalties at the higher of 5% of net sales revenues or 20% of accounting profits. The 5% royalty on net sales is payable within 30 days of the calendar quarter end. Net sales are calculated as gross sales plus hydrocarbons produced but not yet sold, less transportation, storage costs and certain other adjustments to sales. The comparison of the 5% royalty to the 20% accounting profits is calculated on an annual basis and payable 90 days subsequent to the end of the calendar year. The obligation to determine royalties payable may require additional accounting staff and expenses. Presently, we cannot ascertain the extent of these expenses but anticipate additional costs to collect and maintain sufficient records and to calculate the royalties payable on a quarterly and annual basis.

Accounting profits, for purpose of calculation royaltiesIIhlpaili are defined as the excess of net sales revenues over the total of allowable deductions. Allowable deductions are the sum of the following costs incurred in the current year less any capital proceeds received during the year:

1. Production costs

2. Capital costs (exploration and development costs, permit acquisition costs and feasibility costs)

3. Indirect costs

4. Abandonment costs

5. Operating and capital overhead allowances

6. Operating losses and capital costs carried forward to future reporting periods

7. Abandonment costs carried back to prior reporting periods

ENVIRONMENTAL REGULATION IN NEW ZEALAND

The government of New Zealand has a comprehensive statutory regime dealing with the effect of development on the environment. The Resource Management Act of 1991 controls users of natural and physical resources, with a view to managing resource usage in ways that will not compromise future utilization. The Resource Management Act of 1991 places the emphasis on the assessment of the proposed activities' impact on the environment and sustainable management of the environment.

Under the Resource Management Act of 1991, local authorities govern resource management. Regional and district councils establish their own rules and standards for environmental assessments and required degrees of consultation. Both regional and district councils must produce and continuously update planning schemes for their jurisdictions. These schemes may limit industries to designated areas, depending on the environmental or social effects. The right to take from, and discharge into, waterways for industrial purposes requires approval from various regional catchment authorities, which may require maintenance of water quality standards.

Resource consents authorize the use or development of a natural or physical resource, or permit an activity to be conducted that may affect the environment. Under the Resource Management Act of 1991, there are five types of resource consents: land use consent, subdivision consent, water permits, discharge permits and coastal permits. Certain applications require public notice and allow public involvement in the assessment process. Adverse decisions made by a regional or district council may be appealed to the Environmental Court.

We are subject to local environmental laws and regulations and are liable for damages and the costs for which we are held responsible. Any material change in these local laws could have an adverse effect on our business and our ability to operate effectively. There is no assurance that environmental regulation in the jurisdiction in which we operate will not change in a manner that may adversely affect our business. We have limited resources and it will be difficult to adjust to the changing circumstance from one locality to the other should our operational interests spread beyond more than one governing locality. Importantly, we do not carry insurance against environmental risk which creates the possibility that we will not be able to afford any loss resulting in the failure of the business and the complete loss of your investment.

Risk Factors

Our common shares must be considered a speculative investment. Readers should carefully consider the risks described below before deciding whether to invest in shares of our common stock. If we do not successfully address the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

None of our officers or directors is employed full time by the Company. The management and growth of the company depends on the continued involvement of our management team, none of whom are employed full time. Should any of our management resign we might not be able to replace them. We do not have employment agreements in place with any of our officers nor do we carry key-person insurance. All of our officers have other business interest, which results in them devoting only half of their time to the business of the company. A conflict of interest between our officers' other business interests and us could be detrimental to us.

We have a limited history of operations making it difficult to evaluate our current value and chance of success. We intend to acquire exploration properties either through government gazettal or joint ventures. We have limited history of success in these areas and there is no guarantee that we will ever acquire any exploration interests. Our limited history makes it difficult to evaluate the current value of our shares and our chances of success in the future leading to volatility in the value of your investment.

We have incurred net losses since inception and anticipate that losses will continue. We currently have no oil or gas properties nor have we ever generated any revenue from oil or gas sales. We have no history of earnings and there is no assurance that our business will be profitable. As at December 31, 2005 we have an accumulated deficit of $161,159 and we expect to continue incurring operating losses and accumulating deficits in future periods. We cannot guarantee that we will be successful in generating revenues in the future. A failure to generate revenues will likely cause us to go out of business.

We have limited financial resources and will have to raise additional funds to continue and expand our business. There can be no certainty that market conditions will enable us to raise the funds required. Failure to do so will result in the failure of our business. At the end of our last year dated December 31, 2005, we had $27,741 in working capital. Our anticipated expenditures for the next 12 months are approximately $150,000. We presently do not have sufficient capital to satisfy the expected expenditures, have no revenues and will rely principally on the issuance of common shares to raise funds to finance the expenditures that are expected to be incurred during the next 12 months. There is no assurance that market conditions will enable us to raise funds when required, and any additional equity financing will likely be dilutive to existing shareholders. Should we fail to raise additional funds, we will be unable to carry out our plan of operations for the current fiscal year. (See ITEM 6 - PLAN OF OPERATIONS)

Based upon our financial position our auditor has expressed doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of December 31, 2005 we have working capital of $27,741, sufficient to finance our current capital requirements until March 31, 2006. If we do not raise the capital required to carry out our plan of operations after March 31, 2006, we may be unable to continue as a going concern and you may lose your entire investment.

Oil and gas exploration is very competitive and we will not be able to effectively compete with other companies in bidding for and securing oil and gas interests resulting in a high risk of failure for our company. We are in competition with other companies with greater financial resources and expertise in bidding for the acquisition of petroleum interests from various state authorities and permit holders, in purchasing or leasing equipment necessary to explore for, develop and produce hydrocarbons and in obtaining the services of personnel in the exploration for, and development and production of, hydrocarbons. Our inability to compete raises the risk that we will be unable to secure oil and gas interests and carry out our plan of operations.

There is no assurance that we will successfully secure oil and gas interests and if successful that we will discover hydrocarbons. Failure to discover hydrocarbons will make it difficult for us to remain as a going concern. We have no known hydrocarbon reserves and there is no assurance that commercial quantities of hydrocarbons will be discovered. In addition, even if hydrocarbons are discovered, the costs of extraction to market may render any deposit found uneconomic. If we do not find hydrocarbon reserves or if we cannot develop reserves, either because we do not have sufficient capital to do so or the costs of extraction are uneconomical, we will have to cease operations and investors who have purchased shares may lose their investment.

Geological conditions are variable and unpredictable and heighten exploration risk. Oil and gas exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing properties. Even if production is commenced from a well, the production will inevitably decline and may be affected or terminated by changes in geological conditions that cannot be foreseen or remedied. A change in geological conditions may render a discovery uneconomic.

The marketing and sale of petroleum products is subject to government regulation that may impair our ability to sell hydrocarbons or limit the prices available. Even if we make discoveries in commercial quantities, development of a discovery may take a number of years and financial conditions at that time cannot be determined. The availability of products sold, or to be sold, may be restricted or rendered unavailable due to factors beyond our control, such as change in laws in the jurisdictions in which we may be operating, changes in the source of supply in foreign countries and prohibition on use due to testing and licensing requirements.

The price for oil and gas is volatile and determined by factors beyond our control. Prices for oil and gas may fluctuate widely from time to time depending on international demand, production and other factors that cannot be foreseen. A decline in price may render a discovery uneconomic.

We have no oil and gas interests and if we are successful in securing interests we may be unable to meet the terms and conditions of the permit. Failure to meet the prescribed terms and conditions may result in the loss or abandonment of the permit. In all cases, the terms and conditions of any future potential permit or license granting us, directly or indirectly, the right to explore for and develop hydrocarbons prescribes a work program and the date or dates before which such work program must be satisfied. Varying circumstances, including our financial resources, availability of required equipment, and other matters, may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license.

We are subject to numerous local laws and regulations that are subject to change, including tax and land title claims. Any material change could have an adverse effect on our business and our ability to operate. There is no assurance that governmental regulation will not vary, including regulations relating to prices, royalties, allowable production, environmental matters, import and export of hydrocarbons and protection of water resources and agricultural lands. We will be subject to numerous governmental regulations that relate directly and indirectly to our operations including but not limited to title, production, marketing and sale of hydrocarbons, taxation, and environmental matters. There is no assurance that the laws relating to the ownership of petroleum interests and the operation of our business in the jurisdiction in which we operate will not change in a manner that may materially and adversely affect our business.

We presently do not carry liability or title insurance and do not plan to secure any in the future. The lack of insurance makes us vulnerable to excessive potential claims and loss of title. We do not maintain insurance against public liability, environmental risks or title. The possibility exists that title to future prospective properties may be lost due to an omission in the claim of title and any claims against us may result in liabilities we will not be able to afford resulting in the failure of the business and the complete loss of your investment.

Our business will be subject to laws that control the discharge of materials into the environment and we may be liable for damages and the costs of removing hydrocarbon spills for which we are held responsible. The laws relating to the protection of the environment have become more stringent and may expose us to liability for the conduct of, or conditions caused by others or for our actions that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our business.

We will conduct our business in New Zealand and Canadian currency, the values of which fluctuates against the U.S. currency. An appreciation in either currency against the US dollar may have adverse effects on our business. We hold cash reserves in US dollars but will begin incurring a significant proportion of our expenses in New Zealand and Canadian denominated dollars. An increase in value of either currency versus the US dollar would have a detrimental effect as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates.

Our common shares are quoted through the facilities of the OTC Bulletin Board and the National Quotation Bureau. The price of our common shares is very volatile and thinly traded making the sale of shares very difficult. There can be no assurance that a stable market for our common shares will ever develop or, if it should develop, be sustained. It should be assumed that the market for our common shares will continue to be highly illiquid, sporadic and volatile and shareholders may not be able to sell their shares in the public market. These securities should not be purchased by anyone who cannot afford the loss of the entire investment.

We may issue more shares of Common Stock, which would dilute the value of the Common Stock held by our current shareholders. Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. We will likely issue some or all of such shares to acquire further capital in order to carry out our intended operations or expand current operations, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of our outstanding common shares. If we do issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change of control.

We have no history of earnings and there is no assurance that if we do that dividends will be declared. We have no history of earnings and there is no assurance that our business will be profitable and, even if profitable, there is no assurance the board of directors will declare dividends on common shares.

Our President owns a controlling interest in the company, allowing him to influence the company's future direction. Our President, Cameron Fink beneficially owns 65.8% of the outstanding shares of the company's common stock. Consequently, he is in a position to influence all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

Our President has personal interests which conflict with interests of the company. Mr. Fink is presently a senior consultant to Samson Investment Company, a US based oil and gas exploration and production company. A conflict of interest could conceivably arise between the best interests of our company and the best interests of Samson Investment Company. In such a situation where a conflict of interest exists any decision by Mr. Fink which furthers the best interests of Samson Investment Company may be harmful to our business.

Broker-dealers may be discouraged from effecting transactions in our shares of Common Stock because they are considered penny stocks and are subject to the penny stock rules. The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. Our common stock is currently subject to the penny stock rules, and accordingly, investors may find it difficult to sell their shares, if at all.

Employees and Consultants

We are an exploration stage company and other than our executive officers, Mr. Cameron Fink (President) and Mr. Arne Raabe (Chief Financial Officer), we do not have any employees.

Research and Development

We did not incur any research and development expenditures for the fiscal year ended September 30, 2004, period ended December 31, 2004 or the fiscal year ended December 31, 2005.

Patents, Licenses, Trademarks, Franchises, Concessions, or Royalty Agreements

We currently do not own, legally or beneficially, and are not a party to any patents, licenses, trademarks, franchises, concessions, or royalty agreements.

(c) Reports to security holders

This 10KSB is filed voluntarily and we intend to continue filing periodic reports even if our obligations are suspended under the Exchange Act as far as it is required under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain an executive corporate office at Suite 400 - 534 17th Avenue S.W. Calgary Alberta, Canada and a 500 sq ft operations office from which our business operations are conducted.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information

Our shares trade on the OTC Bulletin Board and the "Pink Sheets" inter dealer quotation operated by the National Quotation Bureau under the symbol GNDW. Summary trading by quarter for the years 2004 and 2005 are as follows:

Calendar Quarter		High Bid[1]	Low Bid[1]

2004

	First Quarter	0.27	0.11

	Second Quarter	0.10	0.08

	Third Quarter	0.11	0.10

	Forth Quarter	0.11	0.10

2005

	First Quarter	0.30	0.06

	Second Quarter	0.30	0.06

	Third Quarter	0.30	0.06

	Forth Quarter	1.75	0.35

Note:
[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At February 7, 2006, there were 3,216,646 common shares issued and outstanding.

(b) Holders

At February 7, 2006, there were 22 holders of record plus common shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

(c) Dividends

We have not declared any cash dividends nor are any intended to be declared. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans approved by security holders	0	0	0

Total	0	0	0

Recent sales of Unregistered Securities

Our company was incorporated on September 5th, 1997. In the past three fiscal years we issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All issues were made pursuant to exemptions from registration contained in Regulation S of the 1933 Securities Act.

We completed an offering of 2,116,667 shares of our common stock at a price of $0.006 per share to our former executive officer on April 2, 2004. The total cash amount we received from this offering was $12,700. We completed the offering pursuant to Regulation S of the Securities Act. The executive officer represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. He represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued in accordance with Regulation S and the transfer agent affixed the appropriate legends. The executive officer had adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker"s or dealer"s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that is subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Our securities consist of common stock with a par value of $0.00001 per share. On January 7th, 2005 we affected a reverse split of our common stock on a 1 for 6 basis. On February 7, 2006 we filed a definitive 14c to effect a reverse split of our common stock on a 1 for 100 basis. Our authorized capital is 100,000,000 common shares of which 3,216,646 common shares are issued and outstanding as of February 7, 2006. All of our common stock, issued and unissued, is of the same class and ranks equally as to dividends, voting powers and participation in our assets on a winding-up or dissolution. No common shares have been issued subject to call or assessment. Each common share is entitled to one vote with respect to the election of directors and other matters. The shares of common stock do not have cumulative voting rights.

Therefore, the holders of a majority of shares voting for the election of directors can elect all the directors then standing for election, if they chose to do so, and in such event the holders of the remaining shares will not be able to elect any directors. Our President currently beneficially owns 65.8% of the outstanding shares of the company's common stock and is in a position to influence all matters subject to stockholder vote. See "Security Ownership of Certain Beneficial Owners and Management."

The common shares have no preemptive or conversion rights, and no provisions for redemption, purchase for cancellation, surrender of sinking fund or purchase fund.

Neither our Articles of Incorporation nor our Bylaws contain specific provisions that would delay, defer or prevent a change in control. However, approximately 96,783,354 million common stock shares are authorized but unissued as of February 7, 2006. All of such authorized but unissued shares will be available for future issuance by the Board of Directors without additional shareholder approval. These additional shares may be used for a variety of purposes, including future offerings to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved common stock may be to enable the Board of Directors to issue shares to persons friendly to current management, which could render more difficult or discourage an attempt to obtain control of Gondwana by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of management. Such additional shares also could be used to dilute the stock ownership of persons seeking to obtain control of Gondwana.

Our transfer agent is Interwest Transfer Company Inc. 1981 East 4800 South Suite 100 Salt Lake City, Utah 84117, (801) 272-9294

Preferred Stock

Our articles of incorporation do not authorize any shares of preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of operation

Our plan of operations for the next 12 months is to complete our assessment of exploration permits under the current gazettal by the New Zealand Ministry of Economic Development and continue our discussions with third party permit holders and our assessment of the permits controlled and operated by them . Upon completion of our gazettal property assessment we will apply to the Ministry of Economic Development to secure permits for exploration at the second and third quarter 2006 Gazettal and seek to conclude joint venture agreements with existing permit holders. To date we have held preliminary discussions with existing permit holders active in the Taranaki Basin and Canterbury Basin in New Zealand's north and south islands. Additionally, though not the company's primary focus we have initiated preliminary assessments with permit holders active in Canada's western sedimentary basin. These discussions have centered on the specific requirements of the exploration programs including but not limited to play types, land title security, operating budgets and time commitments. Play type refers to a conceptual model for a hydrocarbon accumulation used by explorationists to develop prospects in a basin, region or trend. To date no formal agreement or understandings have been reached between the parties on any of our discussions. Should we be successful in any of these efforts and secure exploration interests we shall require significant additional capital.

We have experienced losses in each fiscal period reported on. As of December 31, 2005, we had $27,741 in working capital, consisting of $51,941 in cash and $24,200 in debt. We do not have sufficient funds to carry out our intended plan of operations for the next 12 months and plan to raise additional funds for working capital purposes through the filing of an SB-2 registration statement. We will require significant additional capital should we be successful in securing exploration interests. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. We do not expect any significant increases in the number of employees in the near future. In December of 2005, Mr. Arne Raabe was appointed to the board of directors and as our Chief Financial Officer. Starting January 2006, we are paying him, from working capital, a monthly fee of two thousand dollars for work related to corporate compliance, accounting review and preparation of financial statements, reviewing and monitoring internal controls, and preparation and review of quarterly and annual filings with the Securities and Exchange commission.

During the past three years we have had limited operations. We have not yet received revenues from operations profitability or break-even cash flow. We currently have no oil or gas properties or any known deposits of oil or gas. Our President has extensive experience in the oil and gas industry with specific industry experience in exploration in New Zealand. Mr. Fink has given us his undertaking to act as President and Director until March 31st, 2006 and we are presently in discussions with him to extend his involvement with the company for another year. To date he has not signed any employment or consulting agreement with us. Currently, the company is paying him, from working capital, a monthly fee of two thousand dollars for the following work:

Including, but not limited to discussions with and assessment of potential future directors, review seismic, drilling and geological data on properties presently being tendered by the New Zealand Ministry of Economic Development and for properties available through joint venture with existing permit holders both in New Zealand and Canada. These efforts consist of:

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

  If we are successful and secure exploration interests through either government tender or joint venture we shall incorporate a subsidiary in the country(s) where interests have been secured and hire a resident agent and director as required by law.

If we are successful in securing exploration interests we will be obligated to complete proposed work programs to maintain our interests in good standing. There can be no certainty as to the costs of the future work program; however, we will require additional funds to discharge our exploration obligations whether the interests are acquired through joint venture or through government tender. We do not have sufficient capital to satisfy the potential future expenditures and we will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that we expect to incur should we secure exploration interests. Failure to raise additional funds will result in the failure to meet our obligations and the relinquishment of our interest in any future permit acquired. We have relied principally on the issuance of Common Stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

(b) Results of Operations

We did not generate any revenues from operations during the year ended December 31, 2005, or during the period ended December 31, 2004 or year ended September 30, 2004. Our sole income during the year was $165 in interest income earned on surplus cash balances, compared to $5 for the period ending December 31, 2004 and $327 for the year ended September 30, 2004.

Our total general and administrative expenses for the twelve months ended December 31, 2005 were $40,817 compared to $7,755 for the period ended December 31, 2004 and $64,502 for the year ended September 30, 2004. Consulting fees were $26,200 versus $3,000 and $5,000 and professional fees were $11,214 versus $3,600 and 3,060 for the period ending December 31, 2004 and year ending September 30, 2004, respectively. The balance of our general and administrative costs for the twelve months ended December 31, 2005 consisted of rent of $1,255, office expenses of $933, bank charges of $620, and transfer agent and filing fees of $595.

As a result of these transactions noted above, we incurred a net loss of $40,652 or $0.01 per share for the twelve months ended December 31, 2005, compared to a loss of $7,750 or $0.00 per share for the period ended December 31, 2004 and $64,175 or 0.02 for the year ended September 30, 2004.

Liquidity and Capital Resources

During the twelve months ended December 30, 2005 there were $1,000 in financing costs related to the repurchase of shares. During the period ended December 31, 2004 there were no financing activities undertaken by the Company and during the year ended September 30, 2004 a total cash of $12,700 was raised through a private placement.

The Company did not have any investing activities during the twelve months ended December 31, 2005.

At December 31, 2005 our current assets totaled $51,941 compared to $68,578 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at December 31, 2005 were $24,200 (2004: $7,385). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We propose to raise additional financing through the sale of equity securities during the next fiscal year, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for joint venture funding are not successful, our activities may be curtailed and this may adversely affect our ability to carry out any acquisitions of suitable oil and gas operations.

We believe our existing cash balances are not sufficient to carry out our normal operations for the next twelve months and additional cash is required for administrative costs and the acquisition of suitable oil and gas interests or any other business opportunity during this period. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

(c) Off-blance sheet arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Index to Financial Statements:

1. Audited consolidated financial statements for the fiscal year ending December 31, 2005, three month period ended December 31, 2004 and the year ended September 30, 2004 including:

F-1 Report of Independent Registered Public Accounting Firm;

F-2 Balance Sheets;

F-3 Statements of Operations;

F-4 Statements of Cash Flows;

F-5 Statement of Stockholders' Equity; and

F- Notes to Financial Statements.

Vellmer & Chang
Chartered Accountants *

505 - 815 Hornby Street
Vancovuer, B.C., V6Z 2E6
Tel: 604-687-3773
Fax: 604-687-3778
E-mail: info@vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Gondwana Energy, Ltd.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gondwana Energy, Ltd. (an exploration stage company) as at December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the three months ended December 31, 2004, the year ended September 30, 2004 and the period cumulative from inception on September 5, 1997 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Gondwana Energy, Ltd. as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005, the three months ended December 31, 2004, the year ended September 30, 2004 and the period cumulative from inception on September 5, 1997 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's business is in the exploration stage and has not generated any revenue to date. At December 31, 2005 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue in its business of acquiring, exploring and developing oil and gas properties. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada January 11, 2006	"Vellmer & Chang" Chartered Accountants

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
December 31, 2005 and 2004

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31
As at	2005	2004

ASSETS
Current Assets
Cash	$ 51,941	$ 68,578

TOTAL ASSETS	$ 51,941	$ 68,578

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 7,200	$ 7,385
Due to related party (Note 3)	17,000	-

TOTAL LIABILITIES	24,200	7,385

STOCKHOLDERS' EQUITY

Common stock (Note 4)

Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 3,216,646 shares
(December 31, 2004: 4,216,667)	32	42

Additional paid-in capital	172,668	173,658

Donated capital (Note 5)	16,200	8,000

Deficit accumulated during the exploration stage	(161,159)	(120,507)

TOTAL STOCKHOLDERS' EQUITY	27,741	61,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 51,941	$ 68,578

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

				Cumulative
				from
				Inception
		Three months		(September 5,
	Year ended	Ended	Year ended	1997) to
	December 31,	December 31,	September 30,	December 31,
	2005	2004	2004	2005

REVENUE	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Bank charges	620	70	234	1,906
Consulting services (Note 5)	26,200	3,000	5,000	42,103
Foreign exchange	-	-	-	6,539
Office and administrative services	933	150	450	29,551
Professional fees	11,214	3,600	3,060	28,140
Rent	1,255	750	2,250	4,255
Stock-based compensation (Note 4)	-	-	50,000	50,000
Transfer agent and filing fees	595	185	3,508	12,301

	40,817	7,755	64,502	174,795

NET OPERATING LOSS	(40,817)	(7,755)	(64,502)	(174,795)

OTHER INCOME AND (EXPENSES)
Gain on sale of oil and gas property	-	-	-	10,745
Interest income	165	5	327	10,409
Recovery of expenses	-	-	-	4,982
Write-down of incorporation costs	-	-	-	(12,500)

NET LOSS	$ (40,652)	$ (7,750)	$ (64,175)	$ (161,159)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,388,868	4,216,667	3,134,907

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

From Inception (September 5, 1997) to December 31, 2005:

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)

		$	$	$	$

Balance, September 5, 1997	-	-	-	-	-

Issuance of common shares for cash at $0.001 per share on September 28, 1997	1,000,000	10	990	-	1,000

Net loss for the period	-	-	-	(2,522)	(2,522)

Balance, September 30, 1997	1,000,000	10	990	(2,522)	(1,522)

Issuance of common shares on acquisition of oil and gas property in New Zealand at $0.10 per share on June 25, 1998	100,000	1	9,999	-	10,000

Issuance of common shares for cash at $0.001 per share on July 8, 1998	1,000,000	10	990	-	1,000

Net loss for the year	-	-	-	(1,246)	(1,246)

Balance, September 30, 1998	2,100,000	21	11,979	(3,768)	8,232

Issuance of common shares for cash at $0.10 per share on November 20, 1998	1,000,000	10	99,990	-	100,000

Repurchase of common shares for cash at $0.001 per share on November 28, 1998	(1,000,000)	(10)	(990)	-	(1,000)

Net loss for the year	-	-	-	(9,569)	(9,569)

Balance, September 30, 1999	2,100,000	21	110,979	(13,337)	97,663

Net loss for the year	-	-	-	(34,290)	(34,290)

Balance, September 30, 2000	2,100,000	21	110,979	(47,627)	63,373

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

From Inception (September 5, 1997) to December 31, 2005:

	Common Shares	Stock Amount	Additional Paid-in Capital	Donated Capital (Note 5)	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficiency)

		$	$	$	$	$
Balance, September 30, 2000 (carried forward)	2,100,000	21	110,979	-	(47,627)	63,373

Net loss for the year	-	-	-	-	(14,296)	(14,296)

Balance, September 30, 2001	2,100,000	21	110,979	-	(61,923)	49,077

Net income for the year	-	-	-	-	10,954	10,954

Balance, September 30, 2002	2,100,000	21	110,979	-	(50,969)	60,031

Net income for the year	-	-	-	-	2,387	2,387

Balance, September 30, 2003	2,100,000	21	110,979	-	(48,582)	62,418
Issuance of common shares for cash at $0.006 per share and services at $0.024 per share on April 2, 2004 (Note 4)	2,116,667	21	62,679	-	-	62,700
Donated capital	-	-	-	5,000	-	5,000

Net loss for the year	-	-	-	-	(64,175)	(64,175)

Balance, September 30, 2004	4,216,667	42	173,658	5,000	(112,757)	65,943

Donated capital	-	-	-	3,000	-	3,000

Net loss for the period	-	-	-	-	(7,750)	(7,750)

Balance, December 31, 2004	4,216,667	42	173,658	8,000	(120,507)	61,193

Rounding of fractional shares in connection with stock consolidation	(21)	-	-	-	-	-

Repurchase of common shares for cash at $0.001 per share on March 3, 2005 (Note 4)	(1,000,000)	(10)	(990)	-	-	(1,000)

Donated capital	-	-	-	8,200	-	8,200

Net loss for the year	-	-	-	-	(40,652)	(40,652)

Balance, December 31, 2005	3,216,646	32	172,668	16,200	(161,159)	27,741

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

				Cumulative
				from
				Inception
		Three months		(September 5,
	Year ended	ended	Year ended	1997) to
	December 31,	December 31,	September 30,	December 31,
	2005	2004	2004	2005

OPERATING ACTIVITIES
Net (loss) income	$ (40,652)	$ (7,750)	$ (64,175)	$ (161,159)
Items not representing cash outlay:
Consulting services	8,200	3,000	5,000	16,200
Gain on sale of oil and gas property	-	-	-	(10,745)
Stock-based compensation	-	-	50,000	50,000
Change in non-cash working capital items:
(Increase) decrease in accounts receivable	-	-	-	-
Increase (decreases) in accounts payable and accrued liabilities	(185)	4,305	3,080	7,200
Increase (decrease) in due to related party	17,000	-	-	17,000

Net cash provided by (used in) operating activities	(15,637)	(445)	(6,095)	(81,504)

INVESTING ACTIVITIES
Proceeds from sale of oil and gas property	-	-	-	46,200
Oil and gas property acquisition costs	-	-	-	(2,846)
Oil and gas exploration expenditures	-	-	-	(22,609)

Net cash provided by investing activities	-	-	-	20,745

FINANCING ACTIVITIES
Cost of repurchase of common shares	(1,000)	-	-	(1,000)
Proceeds from issuance of common shares		-	12,700	113,700

Net cash provided by financing activities	(1,000)	-	12,700	112,700

(Decrease) increase in cash and cash equivalents	(16,637)	(445)	6,605	51,941
Cash and cash equivalent - beginning of the period	68,578	69,023	62,418	-

Cash and cash equivalent - end of the period	$ 51,941	$ 68,578	$ 69,023	$ 51,941

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS (Continued)

				Cumulative
				from
		Three		Inception
	Year	Months		(September 5,
	Ended	Ended	Year Ended	1997) to
	December 31,	December 31,	September 30,	December 31,
	2005	2004	2004	2005

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	$620	$70	$234	$1,906
Taxes	$-	$-	$-	$-
Foreign exchange loss	$-	$-	$-	$6,539

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 100,000 of the Company's common shares at $0.10 per share	$-	$-	$-	$10,000
Issuance of 2,116,667 common shares for services at $0.024 per share on April 2, 2004	$-	$-	$50,000	$50,000
Donated consulting services	$8,200	$3,000	$5,000	$16,200

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

The Company is an exploration stage company incorporated under the laws of the State of Nevada as Gondwana Energy, Ltd. ("Gondwana") on September 5, 1997.

The Company is primarily engaged in the acquisition, exploration and development of oil and gas properties. As at December 31, 2005, the Company does not own an oil and gas property interest. It is searching for new oil and gas properties which meet its investment criteria.

The Company does not generate sufficient cash flow from operations to fund its entire exploration and development activities and has therefore relied principally upon the issuance of equity securities for financing. The Company intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Year End

The Company has elected to change its year end from September 30th to December 31st. Accordingly, the accompanying financial statements cover the year ended December 31, 2005, the three month period ended December 31, 2004 and the year ended September 30, 2004.

b) Investment in Subsidiary

The Company owned a 100% equity interest in Gondwana Energy (NZ) Limited ("Gondwana NZ"), a company incorporated under the laws of New Zealand, until December 22, 2003 when it was discontinued. The Company has reflected all transactions of Gondwana NZ to the date of dissolution in the financial statements on a consolidated basis, net of intercompany transactions.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2005, the Company has cash and cash equivalents in the amount of $US nil which are over the federally insured limit (December 31, 2004 - $US nil).

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d) Oil and Gas Property

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, and costs of drilling both productive and non-productive wells.

Depletion is calculated for producing properties by using the unit-of-production method based on proved reserves, before royalties, as determined by management of the Company or independent consultants. Sales of oil and gas properties are accounted for as adjustments of capitalized costs, without any gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Costs of abandoned oil and gas properties are accounted for as adjustments of capitalized costs and written off to expense.

A ceiling test is applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenues from production of proved reserves, based on commodity prices in effect as at the Company's year-end and based on current operating costs, discounted by 10%, less the effects of future costs to develop and produce the proved reserves, plus the costs of unproved properties net of impairment, and less the effects of income taxes. Any excess capitalized costs are written off to expense.

Unproved properties are assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, the Company may write-off any unproved property under one or more of the following conditions:

i) there are no firm plans for further drilling on the unproved property;

ii) negative results were obtained from studies of the unproved property;

iii) negative results were obtained from studies conducted in the vicinity of the unproved property; or

iv) the remaining term of the unproved property does not allow sufficient time for further studies or drilling.

e) Accounting for Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations". Accordingly, it recognizes the fair value of a liability of an asset retirement obligation in the period in which a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on the settlement is recognized.

f) Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $nil for the year ended December 31, 2005 (December 31, 2004 - $nil and September 30, 2004 - $nil).

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g) Stock-Based Compensation

The Company has adopted the new SFAS No. 123R "Share Based Payments" in accounting for stock options and similar equity instruments. Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected service period with a corresponding increase to additional paid-in capital. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As at December 31, 2005 and 2004 the Company has not issued any stock options or similar equity instruments.

h) Comprehensive Income

In accordance with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the period ended December 31, 2005 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

i) Basic and Diluted Net Income (Loss) per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted net loss per common share when the effect would be anti-dilutive.

j) Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements during the period presented.

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k) Foreign Currency Translations

The Company's functional currency is US dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the year-end exchange rate.

Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the year-end exchange rate.

Revenue and expense items are translated at the average exchange rate for the year.

Foreign exchange gains and losses in the year are included in operations.

l) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from those estimates.

m) Financial Instruments and Financial Risk

The Company's financial instruments consist of cash, accounts payable, accrued liabilities, and due to related party. The fair values of these current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments.

n) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153 "Exchanges on Non-Monetary Assets - an Amendment of APB Opinion No. 29". The Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29 "Accounting for Non-Monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial reporting periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement was issued. Management believes that adoption of this Statement will have no material impact on the financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, entitled "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n) Recent Accounting Pronouncements (Continued)

required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 is not expected to impact the Company's financial statements.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances and transactions not disclosed elsewhere in these financial statements are as follows:

Due to related party consists of $17,000 due to the Company's President and Director (December 30, 2004: Nil). The amount due does not have any stated terms of interest, repayment or security.

During the year ended December 31, 2005 a total of $18,000 was invoiced by our President for consulting services (three months ended December 31, 2004 - $nil and year ended September 30, 2004 - $nil).

NOTE 4 - COMMON STOCK

Since incorporation the Company has completed a 3 shares for 1 share stock split, a 2 share for 1 share stock split, and a 1 share for 6 shares reverse split. The 1 share for 6 shares reverse split was effected on January 7, 2005. The Company's share transactions, including the weighted average number of common shares outstanding calculation for purposes of determining earnings per share, have been restated retroactively to reflect all of the above corporate capital transactions in these financial statements.

During the year ended December 31, 2005, the three months ended December 31, 2004 and the year ended September 30, 2004 the Company had the following changes to its common shares issued:

On April 2, 2004, the Company issued a total of 2,116,667 common shares to a former President for cash consideration of $12,700 at $0.006 per share and for services consideration of $50,000 at $0.024 per share for a total amount of $62,700. The shares were issued at their estimated fair value in consideration for consulting services provided by the former President.

On March 3, 2005, the Company repurchased 1,000,000 of its common shares for total consideration of $1,000.

There are no shares subject to warrants, agreements or options as at December 31, 2005.

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 5 - DONATED CAPITAL

During the year ended December 31, 2005, $6,000 of consulting services were donated to the Company by its President and accounted for as donated capital (three months ended December 31, 2004 - $nil and year ended September 30, 2004 - $nil).

Further, during the year ended December 31, 2005, $2,200 of consulting services were donated to the Company by its former President and accounted for as donated capital (three months ended December 31, 2004 - $3,000 and year ended September 30, 2004 - $5,000).

NOTE 6 - INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

				Cumulative
				from
				Inception
	Year	Three months		(September 5,
	Ended	Ended	Year Ended	1997) to
	December 31,	December 31,	September 30,	December 31,
	2005	2004	2004	2005

Statutory and effective tax rate	15%	15%	15%	15%

	$	$	$	$
Income taxes recovered at the
statutory and effective tax rate	4,868	1,612	9,626	24,174

Less permanent timing differences:
Stock-based compensation	-	-	(7,500)	(7,500)
Donated capital	(1,230)	(450)	(750)	(2,430)

Benefit of tax losses not recognized in the year	(3,638)	(1,162)	(1,376)	(14,244)

Income tax recovery (expense) recognized in year	-	-	-	-

The approximate tax effects of each type of temporary difference that gives rise to future tax assets are as follows:

	December 31,	December 31,
	2005	2004

	$	$
Net operating loss carry forwards (expiring 2017 - 2025)	14,019	9,376
Less: valuation allowance	(14,019)	(9,376)

Net deferred tax assets	-	-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 8, 2004, we entered into a contractual relationship with Hoogendoorn Vellmer, Chartered Accountants, of Vancouver, British Columbia, Canada. They were appointed auditor by our board of directors, which at the time consisted of Rory O'Byrne and Cameron Fink. On July 1st, 2005 Hoogendoorn Vellmer changed its name to Vellmer & Chang. There have not been any disagreements with the auditor on any audit or accounting issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based upon that evaluation, our Directors, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

(a) Directors and executive officers

The names, municipality of residence, age and position held of the directors and executive officers of Gondwana are as follows:

Name and Municipality of Residence	Age	Position Held

Cameron Fink Calgary, Alberta Canada	37	President & Director

Arne Raabe Vancouver, BC Canada	36	Chief Financial Officer & Director

All directors have a term of office expiring at the next annual general meeting, unless re-elected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Mr. Cameron Fink has been a member of the board of directors since November 15, 2004 and on March 9, 2005 he assumed the position of President. Mr. Fink received a B.Sc. in Geophysics at the University of Alberta, graduating in 1993 with First Class Honours. In June of 1995, he graduated with a M.Sc. in Geophysics with First Class standing. In August of 1995, Mr. Fink joined Amoco Canada Petroleum Company as an interpretation geophysicist in the exploration department where he worked primarily in the structural trapping regime of the Rocky Mountain foothills. Mr. Fink's position required that he be involved in the design of seismic surveys, both 2-D and 3-D, oversee the processing of the seismic data, and develop drillable prospects through the interpretation of these data. In the fall of 1997, Mr. Fink accepted a position in New Orleans, Louisiana working Amoco's offshore shelf properties in the Gulf of Mexico. In September 1999, Mr. Fink was employed as a Senior Geophysicist by Dominion Energy Canada Limited and acted as an officer and director of New Zealand focused exploration company AMG Oil Ltd. until resigning in 2003. Prior to joining Gondwana Energy Mr. Fink worked with Baytex Energy Ltd, as a senior geophysicist, until the firm was converted into an energy trust. Mr. Fink presently consults as a senior exploration geophysicist to Oklahoma based oil and gas exploration and production company Samson Investment Company. Of the companies Mr. Fink has worked for the following are SEC reporting companies: Amoco Petroleum, Dominion Energy, and AMG Oil Ltd.

Mr. Arne Raabe has been a member of the board of directors and served as Chief Financial Officer since December 5th, 2005. Mr. Raabe received his Bachelor of Finance and Masters of Economics from the University of South Florida in 1993 and 1996, respectively. Since 1998, Mr. Raabe has worked for various firms including Norsk Hydro as a financial analyst and Investors' Group as a financial consultant. He also provides corporate finance consulting services, specializing in corporate finance for startup companies which have included GSH Enterprises Limited, Raphael Industries Ltd. and CrestView Energy Partners. During 2003 Mr. Raabe acted as President, Secretary and Treasurer for Secure Automated Filing Enterprises Inc., a startup company providing Edgarizing and filing services for companies reporting to the Securities and Exchange Commission. Mr. Raabe resigned his position in October of 2003 to pursue other interests. In October of 2005, Mr. Raabe started Raphael Industries Ltd. a private company in the database industry. He is currently a director and President of the company.

Mr. O'Byrne resigned March 9th, 2005. During his tenure as the company's President and sole director he secured new management and hired new and additional professional service providers, including legal counsel, auditors, bankers and transfer agent. He also initiated and undertook a corporate reorganization. Upon completion of these tasks he resigned his position to devote himself to other similar business endeavors.

(b) Significant Employees

We have no significant employees other than our executive management team.

(c) Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended December 31, 2005 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

(e) Audit committee financial expert

The first registration statement filed by the Registrant was declared effective by the Securities and Exchange Commission on October 4th, 2005. This 10-KSB is the first annual report filed pursuant to Section 13(a) or 15(d) of the Exchange Act after the initial registration statement was declared effective. As such the Registrant elects to not make the disclosure required by this Item in this Form 10-KSB.

(f) Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to this Form 10-KSB. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics is filed as an exhibit to this Form 10-KSB. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request at our corporate executive office we will deliver to any person free of charge a copy of such code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

Annual Compensation						Long Term Compensation
Name	Title	Year	Salary	Bonus	Other annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts	All Other Compensation
Cameron Fink	CEO	2005 2004 2003	$18,000 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0
Arne Raabe	CFO	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0
Rory O'Byrne	Previous CEO	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $50,000 $0	0 0 0	0 0 0	0 0 0	0 0 0

Mr. O'Byrne acted as the company's President and Chief Executive Officer from February 24th, 2004 through his resignation on March 9th, 2005.

Mr. Fink has acted as the company's Chief Executive Officer since March 9th, 2005. Currently he is paid consulting fees of $2,000 per month for his work as President.

Mr. Raabe has acted as the company's Chief Financial Officer since December 5th, 2005. As of January 1st, 2006 he is paid consulting fees of $2,000 per month for his work as Chief Financial Officer.

We do not have any long-term incentive plans to the named Executive Officers during the 2005 fiscal year.

On April 2, 2004, the Company issued a total of 2,116,667 common shares to Rory O'Byrne our President at that time for cash consideration of $12,700 at $0.006 per share and for services consideration of $50,000 at $0.024 per share for a total amount of $62,700. The shares were issued at the fair value of the common stock. The President provided consulting services between the months of February and April 2004. These services included but were not limited to preparing the termination of the services agreement with the previous transfer agent, Computershare and entering into a new agreement with Interwest Transfer Co., the company's new transfer agent. Securing the resignations of the previous directors and officers, confirming the closure of the company's New Zealand subsidiary and all matters related thereto, changing the banking signatories and establishing new banking accounts with Wells Fargo, engaging new legal counsel, reviewing the financial statements for the company, and initiating the search for new directors and officers. He also commenced preliminary discussions with the New Zealand Crown Minerals Department and commenced discussions with existing permit holders in New Zealand.

Option/SAR Grants

There were no option/SAR Grants during the 2005, 2004 or 2003 fiscal years.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2005, 2004 or 2003 fiscal years and there are no stock options outstanding at December 31, 2005 or at the date of this report.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of directors.

Our Directors do not and will not receive a salary or fees for serving as a director, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. They are not entitled to reimbursement of expenses incurred in attending meetings. There are no compensation arrangements for employment, termination of employment or change-in-control between the named Executive Officers and the company.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security ownership of certain beneficial owners and management

We are not directly or indirectly owned or controlled by a corporation or foreign government. As of February 7, 2006, we had an authorized share capital of 100,000,000 common shares with a par value of $0.00001 per share of which 3,216,646 shares are issued and outstanding.

The following table sets forth, as of February 7, 2006, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

(1)	(2)	(3)	(4)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Cameron Fink, 391 Strathcona Dr. SW Calgary, Alberta, T3H 1N7 Canada	2,116,667	65.8%

Common	Arne Raabe, 241-1027 Davie Street Vancouver, BC V6E 4L2 Canada	0	0

Common	All Officers and Directors as a Group (two persons)	2,116,667	65.8%

Common	Trans-Orient Petroleum 1407-1050 Burrard Street Vancouver, BC V6Z 2S3 Canada	399,999	12.4%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

There are no limitations on future issuance of our common stock to management, promoters or their affiliates or associates. We may issue stock to these individuals for services rendered in lieu of cash payments. An issuance of stock will dilute your ownership in our company and might result in a reduction of your share value. We currently have no plans for the issuance of shares to management or promoters or their affiliates or associates for services rendered.

(c) Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our Company.

See Item 12 - Certain Relationships and Related Transactions

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

Our directors and officers nor any person who beneficially owns, directly or indirectly, shares carrying more than five percent of our outstanding shares, has any material interest, direct or indirect, in any transaction exceeding $60,000 during the last two years or in any proposed transaction which, in either case, has or will materially affect us, or any subsidiaries. Except as otherwise disclosed in this Form 10-KSB, the following is of relevance:

During 2002 we sold our sole property interest in New Zealand, a 20% interest in Permit 38723, to TAG Oil Ltd. for $46,200, representing our portion of exploration costs associated with the permit plus a 10% premium. At the time of the sale we were related to TAG Oil Ltd. by a common Director, Garth Johnson.

During the year ended September 30, 2003 we wound up our wholly owned New Zealand subsidiary. $4,273 in accounting fees remained owing by our subsidiary to Indo Pacific Energy Ltd., a joint venture partner and operator on permit 38723. Indo Pacific Energy forgave the debt outstanding. At the time Garth Johnson was a director of Gondwana Energy and Indo Pacific Energy. Mr. Johnson resigned from Gondwana Energy on March 8th, 2004. He resigned his position to focus his attention on other business interests.

On March 1st, 2005 we entered into an agreement with International Resource Management Corp (IREMCO) and purchased 1,000,000 common shares for $1,000. The purchase of 1,000,000 million common shares of Gondwana Energy Ltd. from International Resource Management Corp. was an arm's length transaction priced at $0.001 per share. The business rationale behind the purchase was to increase the book value per share for the remaining shareholders. (See exhibit 10.1 for the complete purchase agreement.) The shares were cancelled and returned to treasury. At the time of the purchase IREMCO owned 23.7% of our outstanding common shares.

Transactions with Promoter

In addition to his position in our management, Mr. Fink is also our only promoter.

ITEM 13. EXHIBITS.

Exhibit Number	Description
*3.1	Articles of Incorporation
*3.3	By-Laws
*10.1	International Resources Management Corp. purchase agreement
14.1	Code of ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit committee charter

* These documents have been filed with previous 10SB on March 14 or May 18, 2005 and have been included by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the period ending December 31, 2004 and fiscal year ending 2005 were $3,600 and approximately $7,704 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the period ended December 31, 2004 and fiscal year ending December 31, 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended December 31, 2005 was $0.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Gondwana Energy Ltd.

Date: February 9, 2006 By: /s/ Cameron Fink
                                                  Cameron Fink,
                                                  Chief Executive Officer,

Date: February 9, 2006 By: /s/ Arne Raabe
                                                  Arne Raabe,
                                                   Chief Financial Officer and principal accounting officer.