Form 10QSB
period 2006-03-31
GONDWANA ENERGY LTD / NY
filed 2006-05-22
CIK 1045929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 3,032,189 outstanding as of May 17, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current Assets

Cash and cash equivalents	$ 49,763	$ 51,941

TOTAL ASSETS	$ 49,763	$ 51,941

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 3,600	$ 7,200
Due to related parties (Note 3)	29,000	17,000

Total Liabilities	32,600	24,200

STOCKHOLDERS' EQUITY

Authorized: 100,000,000 shares, $0.00001 par value

Issued and outstanding: 32,189 shares
(December 31, 2005: 32,189 shares)	1	1

Additional paid-in capital	172,699	172,699

Subscription funds received (Note 5)	7,500	-

Donated capital	16,200	16,200

Deficit accumulated during the exploration stage	(179,237)	(161,159)

TOTAL STOCKHOLDERS' EQUITY	17,163	27,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 49,763	$ 51,941

NOTE 5 - SUBSEQUENT EVENT
See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS, unaudited

			Cumulative
			From
	Three	Three	Inception
	months	months	(September 5,
	ended	ended	1997) to
	March 31,	March 31,	March 31,
	2006	2005	2006

REVENUE	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Bank charges	82	459	1,988
Consulting	12,000	8,200	54,103
Foreign exchange loss	-	-	6,539
Office and administrative services	1,123	934	30,674
Professional fees	3,768	3,465	31,908
Rent	510	140	4,765
Stock-based compensation	-	-	50,000
Transfer agent and filing fees	595	570	12,896

	18,078	13,768	192,873

NET OPERATING LOSS	(18,078)	(13,768)	(192,873)

OTHER INCOME AND (EXPENSES)
Gain on sale of oil and gas property	-	-	10,745
Interest income	-	44	10,409
Recovery of expenses	-	-	4,982
Write-down of incorporation cost	-	-	(12,500)

NET LOSS	$ (18,078)	$ (13,724)	$ (179,237)

BASIC NET LOSS PER SHARE	$ (0.56)	$ (0.35)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,189	39,056

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY, unaudited

From December 31, 2005 to March 31, 2006:

						Deficit
						Accumulated
						During the	Total
	Common Stock		Additional Paid-In	Subscription	Donated	Exploration	Stockholders'

	Shares	Amount	Capital	funds received	Capital	Stage	Equity

Balance on December 31, 2005	32,189	$ 1	$ 172,699	$ -	$16,200	$ (161,159)	$ 27,741

Subscription funds received				7,500			7,500

Net loss for the period						(18,078)	(18,078)

Balance on March 31, 2006	32,189	$ 1	$ 172,699	$ 7,500	$16,200	$ (179,237)	$ 17,163

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS, unaudited

			Cumulative
			From
	Three	Three	Inception
	months	months	(September 5,
	ended	ended	1997) to
	March 31,	March 31,	March 31,
	2006	2005	2006

OPERATING ACTIVITIES
Net (loss)	$ (18,078)	$ (13,724)	$ (179,237)

Items not representing cash outlay:
Consulting services	-	8,200	16,200
Gain on sale of oil and gas property	-	-	(10,745)
Stock-based compensation	-	-	50,000
Change in non-cash working capital items:
Increase (decreases) in accounts
payable and accrued liabilities	(3,600)	(1,520)	3,600
Increase in amounts due to related parties	12,000	-	29,000

Net cash (used in) operating activities	(9,678)	(7,044)	(91,182)

INVESTING ACTIVITIES
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisition costs	-	-	(2,846)
Oil and gas exploration expenditures	-	-	(22,609)

Net Cash provided by investing activities	-	-	20,745

FINANCING ACTIVITIES
Stock buy back	-	(1,000)	(1,000)
Subscription funds received	7,500	-	7,500
Proceeds from issuance of common stock	-	-	113,700

Net Cash provided by (used in) financing activities	7,500	(1,000)	120,200

(Decrease) increase in cash and cash equivalents	(2,178)	(8,044)	49,763

Cash and cash equivalent - beginning of the period	51,941	68,578	-

Cash and cash equivalent - end of the period	$ 49,763	$ 60,534	$ 49,763

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense	$ -	$ -	$ 1,906
Taxes	$ -	$ -	$ -
Foreign exchange loss	$ -	$ -	$ 6,539

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 1,000 of the
Company's common shares at $10.00 per share	$ -	$ -	$ 10,000
Issuance of 21,167 common shares
for services at $2.40 per share on April 2, 2004	$ -	$ -	$ 50,000
Donated consulting services	$ -	$ 8,200	$ 16,200

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS, unaudited

MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gondwana Energy Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the United States of America Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2005.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

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

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Two officers of the Company are owed $29,000 for consulting services (December 31, 2005 - $17,000). The amounts due do not have any stated terms of interest, repayment or security.

During the three months ended March 31, 2006 two officers provided $12,000 of consulting services to the Company (2005 - provided $6,000 of which donated $6,000), and a former director and officer donated $ nil of consulting services (2004 - $2,200).

NOTE 4 - COMMON STOCK

Effective March 9, 2006, the Company completed a one share for one hundred shares reverse stock split. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above reverse stock split.

There are no shares subject to warrants, options or other agreements as at March 31, 2006.

NOTE 5 - SUBSEQUENT EVENT

On April 7, 2006, the Company completed a financing pursuant to its SB-2 Registration Statement, declared effective by the Securities and Exchange Commission on March 23, 2006, and issued 3,000,000 common shares at a price of $0.05 per share for total proceeds of $150,000. As of March 31, 2006 the Company had received $7,500 of subscription funds on accounts of this financing.

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

Employees and Consultants

The Registrant has no employees. The company's Chief Executive Officer, Cameron Fink and Chief Financial Officer, Arne Raabe are retained as consultants.

Plan of Operations

Our plan of operations for the next 12 months is to complete our assessment of exploration permits under the current gazettal by the New Zealand Ministry of Economic Development and continue our discussions with third party permit holders and our assessment of the permits controlled and operated by them. Upon completion of our gazettal property assessment we will apply to the Ministry of Economic Development to secure permits for exploration at the second and third quarter 2006 Gazettal and seek to conclude joint venture agreements with existing permit holders. To date we have held preliminary discussions with existing permit holders active in the Taranaki Basin and Canterbury Basin in New Zealand's north and south islands. Additionally, though not the company's primary focus, we have initiated preliminary assessments with permit holders active in Canada's western sedimentary basin. These discussions have centered on the specific requirements of the exploration programs including but not limited to play types, land title security, operating budgets and time commitments. Play type refers to a conceptual model for a hydrocarbon accumulation used by explorationists to develop prospects in a basin, region or trend. To date no formal agreement or understandings have been reached between the parties on any of our discussions. Should we be successful in any of these efforts and secure exploration interests we shall require significant additional capital.

We have experienced losses in each fiscal period reported on. As of March 31, 2006, we had $17,163 in working capital, consisting of $49,763 in cash and $32,600 in debt. Subsequent to the quarter end we completed a working capital financing of $150,000 pursuant to our SB-2 registration statement declared effective by the Securities and Exchange Commission in March of this year. We will require significant additional capital should we be successful in securing exploration interests. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. We do not expect any significant increases in the number of employees in the near future. In December of 2005, Mr. Arne Raabe was appointed to the board of directors and as our Chief Financial Officer. Since January 2006, we are paying him, from working capital, a monthly fee of two thousand dollars for work related to corporate compliance, accounting review and preparation of financial statements, reviewing and monitoring internal controls, and preparation and review of quarterly and annual filings with the Securities and Exchange commission.

During the past three years we have had limited operations. We have not yet received revenues from operations profitability or break-even cash flow. We currently have no oil or gas properties or any known deposits of oil or gas. Our President has extensive experience in the oil and gas industry with specific industry experience in exploration in New Zealand. We have also initiated an executive search plan with a view to recruiting a new Chief Executive Officer over the coming months and we are presently in discussions with Mr. Fink to extend his involvement with the company for another year. To date he has not signed any employment or consulting agreement with us. Currently, the company is paying him, from working capital, a monthly fee of two thousand dollars for the following work:

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's FORM 10-KSB, filed on February 10, 2006, that have a material impact on the Company's financial presentation and disclosure.

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

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

During the quarter ended March 31, 2006, one matter was submitted to the Company's security holders. On January 23, 2006 a majority of the shareholders voted and approved a one for one hundred share consolidation. The consolidation was effectuated on March 9, 2006.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GONDWANA ENERGY LTD. (Registrant)

Dated: May 17, 2006	BY:	/s/ CAMERON FINK Cameron Fink, Principal Executive Officer

Dated: May 17, 2006	BY:	/s/ ARNE RAABE Arne Raabe, Principal Financial Officer