Form 10QSB
period 2006-06-30
GONDWANA ENERGY LTD / NY
filed 2006-08-21
CIK 1045929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-51203

GONDWANA ENERGY LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, One Executive Place, 1816 Crowchild Trail N.W. Calgary, AB     T2M 3Y7

(Address of principal executive offices)                                     (Zip Code)

Registrant’s telephone number, including area code:    (403) 313-8985

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 24,257,512 outstanding as of August 14, 2006.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30	December 31
	2006	2005
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$ 150,768	$ 51,941

TOTAL ASSETS	$ 150,768	$ 51,941

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$ 4,255	$ 7,200
Due to related parties (note 3)	41,000	17,000

TOTAL LIABILITIES	45,255	24,200

STOCKHOLDERS' EQUITY

Authorized: 100,000,000 shares, $0.00001 par value

Issued and outstanding: 24,257,512 shares
(December 31, 2005: 257,512 shares)	243	3

Additional paid-in capital	322,457	172,697

Donated capital	16,200	16,200

Deficit accumulated during the exploration stage	(233,387)	(161,159)

TOTAL STOCKHOLDERS' EQUITY	105,513	27,741

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 150,768	$ 51,941

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS, unaudited

					Cumulative
					From
	Three	Three	Six	Six	Inception
	months	months	months	months	(September 5,
	ended	ended	ended	ended	1997) to
	June 30	June 30	June 30	June 30	June 30,
	2006	2005	2006	2005	2006

REVENUE	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Bank charges	280	33	362	492	2,268
Consulting	27,000	6,000	39,000	14,200	81,103
Foreign exchange loss	106	-	106	-	6,645
Meals and entertainment	3,387	-	3,666	206	3,872
Office and administrative services	5,537	-	5,554	656	34,827
Professional fees	1,115	1,166	4,883	4,631	33,023
Rent	635	140	1,145	280	5,400
Stock-based compensation	-	-	-	-	50,000
Transfer agent and filing fees	2,381	25	2,976	595	15,277
Travel	13,709	-	14,536	72	14,608

	54,150	7,364	72,228	21,132	247,023

NET OPERATING LOSS	(54,150)	(7,364)	(72,228)	(21,132)	(247,023)

OTHER INCOME AND (EXPENSES)
Gain on sale of oil and gas property	-	-	-	-	10,745
Interest income	-	48	-	44	10,409
Recovery of expenses	-	-	-	-	4,982
Write-down of incorporation cost	-	-	-	-	(12,500)

Net loss	$ (54,150)	$(7,316)	$ (72,228)	$ (21,088)	$ (233,387)

Basic and diluted net loss per share	$ (0.00)	$(0.02)	$ (0.01)	$ (0.08)

Weighted average shares outstanding	22,675,094	331,704	11,528,231	249,852

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY, unaudited

From December 31, 2005 to June 30, 2006:

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		paid in	Donated	Development	Stockholders'

	Shares	Amount	Capital	Capital	Stage	Equity

Balance on December 31, 2005	257,512	$ 3	$ 172,697	$ 16,200	$ (161,159)	$ 27,741

Issue of common stock for cash at $0.01 per share on April 7, 2006	24,000,000	240	149,760	-	-	150,000

Net loss for the period	-		-	-	(72,228)	(72,228)

Balance June 30, 2006	24,257,512	$ 243	$ 322,457	$16,200	$ (233,387)	$ 105,513

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS, unaudited

			Cumulative
			From
	Six	Six	Inception
	months	months	(September 5,
	ended	ended	1997) to
	June 30,	June 30,	June 31,
	2006	2005	2006

INVESTING ACTIVITIES
Net (loss)	$ (72,228)	$ (21,040)	$ (233,387)

Items not representing cash outlay:
Consulting services	-	8,200	16,200
Gain on sale of oil and gas property	-	-	(10,745)
Stock-based compensation	-	-	50,000
Change in non-cash working capital items:
Decrease in accounts receivable	-	-	-
Increase (decreases) in accounts payable and accrued liabilities	(2,945)	(3,785)	4,255
Increase in due to related party	24,000	6,000	41,000

Net cash provided by (used in) operating activities	(51,173)	(10,625)	(132,677)

INVESTING ACTIVITIES
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisition costs	-	-	(2,846)
Oil and gas exploration expenditures	-	-	(22,609)

Net Cash provided by investing activities	-	-	20,745

FINANCING ACTIVITIES
Stock buy back	-	(1,000)	(1,000)
Subscription funds received	-	-	-

Proceeds from issuance of common stock	150,000	-	263,700

Net Cash provided by (used in) financing activities	150,000	(1,000)	262,700

Increase (decrease) in cash and cash equivalents	98,827	(11,625)	150,768

Cash and cash equivalent - beginning of the period	51,941	68,578	-

Cash and cash equivalent - end of the period	$ 150,768	$ 56,953	$ 150,768

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense	$ -	$ -	$ 1,906
Taxes	$ -	$ -	$ -
Foreign exchange loss	$ 106	$ -	$ 6,645

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of
8,000 of the Company's common shares at
$1.25 per share	$ -	$ -	$ 10,000
Issuance of 169,336 common shares
for services at $0.30 per share on April 2, 2004	$ -	$ -	$ 50,000
Donated consulting services	$ -	$ 6,000	$ 16,200

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS, unaudited
JUNE 30, 2006

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

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

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Two officers of the Company are owed $41,000 for consulting services (December 31, 2005 - $17,000). The amounts due do not have any stated terms of interest, repayment or security.

During the six months ended June 30, 2006 two officers provided $24,000 of consulting services to the Company (2005 - provided $12,000 of which $6,000 was donated), and a former director and officer donated $ nil of consulting services (2005 - $2,200).

NOTE 4 - COMMON STOCK

Effective March 9, 2006, the Company completed a one share for one hundred shares reverse stock split. Effective June 13, 2006, the Company completed an eight for one share stock split. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above reverse stock split and stock splits.

On April 7, 2006, the Company completed a financing pursuant to its SB-2 registration statement declared effective by the Securities and Exchange Commission on March 23, 2006 and issued 24,000,000 common shares at a price of $0.00625 per share for total proceeds of $150,000.

There are no shares subject to warrants, options or other agreements as at June 30, 2006.

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

Employees and Consultants

The Registrant has no employees. On June 29, 2006 Mr. Fink resigned as the Company's President. Mr. Raabe was appointed interim President. Mr. Raabe is retained as a consultant.

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

We have experienced losses in each fiscal period reported on. As of June 30, 2006, we had $105,513 in working capital, consisting of $150,768 in cash and $45,255 in debt. During the quarter end we completed a working capital financing of $150,000 pursuant to our SB-2 registration statement declared effective by the Securities and Exchange Commission in March of this year. We will require significant additional capital should we be successful in securing exploration interests. We rely principally on the issuance of common shares by private placements to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds when required. If possible we will issue more common shares at prices we determine, possibly resulting in dilution of the value of common shares. We do not expect any significant increases in the number of employees in the near future. In December of 2005, Mr. Arne Raabe was appointed to the board of directors and as our Chief Financial Officer. Since January 2006, we are paying him, from working capital, a monthly fee of two thousand dollars for work related to corporate compliance, accounting review and preparation of financial statements, reviewing and monitoring internal controls, and preparation and review of quarterly and annual filings with the Securities and Exchange Commission.

During the past three years we have had limited operations. We have not yet received revenues from operations profitability or break-even cash flow. We currently have no oil or gas properties or any known deposits of oil or gas. Our President has extensive experience in the oil and gas industry with specific industry experience in exploration in New Zealand. We have also initiated an executive search plan with a view to recruiting a new Chief Executive Officer over the coming months. The Chief Executive Officer responsibilities include, but are not limited to:

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's 10-QSB, filed on May 22, 2006, that have a material impact on the Company's financial presentation and disclosure.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the quarter.

On May 25, 2006, we filed a current report on Form 8-K disclosing a 8 for 1 stock split with record date of June 6, 2006. After the stock split we have 24,257,512 shares outstanding.

On June 29, 2006, we filed a current report on Form 8-K disclosing the resignation of Cameron Fink as our President.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GONDWANA ENERGY LTD. (Registrant)

Dated: 8/21/06	/s/ ARNE RAABE Arne Raabe, President and Principal Financial Officer