Form 10QSB
period 2006-09-30
GONDWANA ENERGY LTD / NY
filed 2006-11-14
CIK 1045929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51203

GONDWANA ENERGY, LTD.

(Name of small business issuer as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, One Executive Place 1816 Crowchild Trail NW Calgary, Alberta, Canada	T2M 3Y7
(Address of principal executive officers)	(Zip Code)

Issuer’s telephone number: (403) 313-8985

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 24,088,176 shares of its $.00001 par value common stock issued and outstanding as of October 31, 2006, the latest practicable date before the filing of this report.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

BALANCE SHEETS

	September 30 2006	December 31 2005
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$154,966	$51,941

TOTAL ASSETS	$154,966	$51,941

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$20,235	$7,200
Due to related parties (note 3)	42,000	17,000

TOTAL LIABILITIES	62,235	24,200

STOCKHOLDERS’ EQUITY
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 24,088,176 shares (December 31, 2005: 257,512 shares)	241	3
Additional paid-in capital	322,459	172,697
Donated capital	16,200	16,200
Deficit accumulated during the exploration stage	(246,169)	(161,159)

TOTAL STOCKHOLDERS’ EQUITY	92,731	27,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,966	$51,941

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS, unaudited

	Fiscal quarter ended September 30		Nine months ended September 30		Cumulative From Inception (September 5, 1997) to September 30 2006
	2006	2005	2006	2005
REVENUE	$—	$—	$—	$—	$—
GENERAL AND ADMINISTRATIVE EXPENSES
Bank charges	239	54	601	562	2,506
Consulting	6,000	6,000	45,000	20,200	87,103
Foreign exchange loss	—	—	106	—	6,645
Office and administrative services	4,328	—	28,084	934	57,636
Professional fees	1,509	2,127	6,392	6,758	34,532
Rent	636	415	1,781	695	6,036
Stock-based compensation	—	—	—	—	50,000
Transfer agent and filing fees	70	—	3,046	595	15,347

	12,782	8,596	85,010	29,744	259,805

NET OPERATING LOSS	(12,782)	(8,596)	(85,010)	(29,744)	(259,805)
OTHER INCOME AND (EXPENSES)
Gain on sale of oil and gas property	—	—	—	—	10,745
Interest income	—	34	—	142	10,409
Recovery of expenses	—	—	—	—	4,982
Write-down of incorporation cost	—	—	—	—	(12,500)

Net loss	$(12,782)	$(8,562)	$(85,010)	$(29,602)	$(246,169)

Net loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.11)

Weighted average shares outstanding	24,213,337	257,512	15,803,065	275,207

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY, unaudited

From December 31, 2005 to September 30, 2006:

	Common Stock		Additional paid in Capital	Donated Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance on December 31, 2005	257,512	$3	$172,697	$16,200	$(161,159)	$27,741

Issue of common stock for cash at $0.01 per share on April 7, 2006	24,000,000	240	149,760	—	—	150,000

Cancellation of shares on September 9, 2006	(169,336)	(2)	2	—	—	—

Net loss for the period	—	—	—	—	(85,010)	(85,010)

Balance September 30, 2006	24,088,176	$241	$322,459	$16,200	$(246,169)	$92,731

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS, unaudited

	Nine months ended September 30,		Cumulative From Inception (September 5, 1997) to September 30, 2006
	2006	2005
INVESTING ACTIVITIES
Net (loss)	$(85,010)	$(29,602)	$(246,169)

Items not representing cash outlay:
Consulting services	—	8,200	16,200
Gain on sale of oil and gas property	—		(10,745)
Stock-based compensation	—	—	50,000
Change in non-cash working capital items:
Increase (decreases) in accounts payable and accrued liabilities	13,035	(3,785)	5,235
Increase in due to related party	25,000	11,000	42,000

Net cash provided by (used in) operating activities	(46,975)	(14,187)	(143,479)

INVESTING ACTIVITIES
Proceeds from sale of oil and gas property	—	—	46,200
Oil and gas property acquisition costs	—	—	(2,846)
Oil and gas exploration expenditures	—	—	(22,609)

Net Cash provided by investing activities	—	—	20,745

FINANCING ACTIVITIES
Stock buy back	—	(1,000)	(1,000)
Subscription funds received	—	—	—
Proceeds from issuance of common stock	150,000	—	263,700

Net Cash provided by (used in) financing activities	150,000	(1,000)	262,700

Increase (decrease) in cash and cash equivalents	103,025	(15,187)	154,966

Cash and cash equivalent - beginning of the period	51,941	68,578	—

Cash and cash equivalent - end of the period	$154,966	$53,391	$154,966

SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense	$—	$—	$1,906
Taxes	$—	$—	$—
Foreign exchange loss	$106	$—	$6,645

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 8,000 of the Company’s common shares at $1.25 per share	$—	$—	$10,000
Issuance of 169,336 common shares for services at $0.30 per share on April 2, 2004	$—	$—	$50,000
Donated consulting services	$—	$—	$16,200

See accompanying Notes to the Financial Statements

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS, unaudited

September 30, 2006

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006.

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

NOTE 3 – RELATED PARTY BALANCES AND TRANSACTIONS

As of September 30, 2006 two former officers of the Company were owed $42,000 for consulting services (December 31, 2005 -$17,000). The amounts due do not have any stated terms of interest, repayment or security.

During the nine months ended September 30, 2006 two former officers provided $30,000 of consulting services to the Company (2005 – provided $18,000 of which $6,000 was donated), and a former director and officer donated $ nil of consulting services (2005 -$2,200).

These transactions are in the normal course of operations and have been valued in these financial statements at the exchange amount, which is the amount of consideration established and agreed to by the related party.

NOTE 4 - COMMON STOCK

Effective March 9, 2006, the Company completed a one share for one hundred shares reverse stock split. The Company’s share transactions disclosed in these financial statements have been restated retroactively to reflect the above reverse stock split.

On April 7, 2006, the Company completed a financing pursuant to its SB-2 registration statement declared effective by the Securities and Exchange Commission on March 23, 2006 and issued 24,000,000 common shares at a price of $0.00625 per share for total proceeds of $150,000.

Effective June 13, 2006, the Company completed an eight for one share stock split. The Company’s share transactions disclosed in these financial statements have been restated retroactively to reflect the above stock split.

On September 6, 2006, 169,336 shares were cancelled and returned to the unissued share capital of the Company by a former director.

There are no shares subject to warrants, options or other agreements as at September 30, 2006.

GONDWANA ENERGY, LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS, unaudited

September 30, 2006

NOTE 5 – SUBSEQUENT EVENT

On November 2, 2006, the Company entered into an agreement to purchase 100 percent of the issued and outstanding ordinary shares of FinMetal Mining Oy, a company organized pursuant to the corporate laws of Finland. FinMetal Mining OY owns the option to acquire a 100% interest in 4 different mineral properties known as Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara along with all existing property data. The option payments are for a total of 1,000,000 euros for each property over a period of 4 years. The option payments are to be paid annually at the beginning of each year as follows: 1st year 100,000 euros, 2nd year 100,000 euros, 3rd year 300,000 euros and 4th year 500,000 euros for a total of 1,000,000 euros per property, a total of 4 million euros if all 4 properties are acquired fully. Also, FinMetal must satisfy a work commitment of 1,000,000 euros on each property of which 25% must be conducted annually. All properties are subject to a 2% NSR. The shares of FinMetal Mining OY are to be acquired for a total purchase price of €200,000 (Euros) payable on or before the 30th of November, 2006 and the issuance of 1 million shares of common stock of Gondwana.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

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

Gondwana Energy, Ltd. (Gondwana) is a Calgary, Alberta, Canada based oil and gas exploration stage company with limited operations. Our operational efforts to date have been primarily focused in New Zealand. We are also assessing exploration opportunities in western Canada and Europe.

Employees and Consultants

The Registrant has no employees. On June 29, 2006 Mr. Fink resigned as the Company’s President. Mr. Raabe was appointed interim President and was retained as a consultant. On October 22, 2006 Mr. Raabe elected to resign as an Officer and Director to pursue other business interests.

Plan of Operations

We have experienced losses in each fiscal period reported on. As of September 30, 2006, we had $92,731 in working capital, consisting of $154,966 in cash and $62,235 in debt. During the nine months ended September 30, 2006 we completed a working capital financing of $150,000 pursuant to our SB-2 registration statement declared effective by the Securities and Exchange Commission in March of this year.

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

In December of 2005, Mr. Arne Raabe was appointed to the board of directors and as our Chief Financial Officer. Since January 2006, we paid him, from working capital, a monthly fee of two thousand dollars for work related to corporate compliance, accounting review and preparation of financial statements, reviewing and monitoring internal controls, and preparation and review of quarterly and annual filings with the Securities and Exchange Commission.

On September 6, 2006, we filed a current report on Form 8-K disclosing the resignation of Cameron Fink as our President. On September 18, 2006 we filed a current report on Form 8-K disclosing the appointment of Daniel Hunter to the Board of Directors.

On September 6, 2006 we cancelled 169,336 shares which were returned to the unissued share capital of the Company.

On October 22, 2006 we filed a current report on Form 8-K disclosing the resignation of Arne Raabe as a director and our Chief Financial Officer. On October 25, 2006 we filed a current report on Form 8-K disclosing the appointment of Daniel Hunter ( sole director ) as Chairmen of the Board and Chief Executive Officer, and the acceptance of the appointment of Harry Hopmeyer as Director, and Kenneth Phillippe as Chief Financial Officer. Beginning in the fourth quarter of 2006, our management began to evaluate the viability of our business plan and sought to reorganize our operations. Our management began seeking other potential opportunities for acquisition and additional officers and directors with the expertise to evaluate and begin focusing the Company’s attention on evaluating various mining opportunities.

On November 2, 2006, we entered into an agreement to purchase 100 percent of the issued and outstanding ordinary shares of FinMetal Mining Oy, a company organized pursuant to the corporate laws of Finland. FinMetal Mining OY owns the option to acquire a 100% interest in 4 different mineral properties known as Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara along with all existing property data. The option payments are for a total of 1,000,000 euros for each property over a period of 4 years. The option payments are to be paid annually at the beginning of each year as follows: 1st year 100,000 euros, 2nd year 100,000 euros, 3rd year 300,000 euros and 4th year 500,000 euros for a total of 1,000,000 euros per property, a total of 4 million euros if all 4 properties are acquired fully. Also, FinMetal must satisfy a work commitment of 1,000,000 euros on each property of which 25% must be conducted annually. All properties are subject to a 2% NSR. The shares of FinMetal Mining OY are to be acquired for a total purchase price of €200,000 (Euros) payable on or before the 30th of November, 2006 and the issuance of 1 million shares of common stock of Gondwana.

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

Off balance-sheet arrangements

We do not have any off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company’s Form 10-QSB, filed on August 14, 2006, that have a material impact on the Company’s financial presentation and disclosure.

Item 3.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II –OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submissions of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

(b) Reports on Form 8-K filed during the quarter.

On September 6, 2006, we filed a current report on Form 8-K disclosing the resignation of Cameron Fink as our President.

On September 18, 2006 we filed a current report on Form 8-K disclosing the appointment of Daniel Hunter to the Board of Directors.

On October 22, 2006 we filed a current report on Form 8-K disclosing the resignation of Arne Raabe as a director and our Chief Financial Officer.

On October 25, 2006 we filed a current report on Form 8-K disclosing the appointment of Daniel Hunter ( sole director ) as Chairmen of the Board and Chief Executive Officer, and the acceptance of the appointment of Harry Hopmeyer as Director, and Kenneth Phillippe as Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GONDWANA ENERGY, LTD. (Registrant)

Dated: November 14, 2006	BY:	/s/ DANIEL HUNTER
Daniel Hunter, Chief Executive Officer

Dated: November 14, 2006	/s/ KENNETH C. PHILLIPPE
Kenneth C. Phillippe, Chief Financial Officer