Form 10KSB
period 2006-12-31
Finmetal Mining Ltd.
filed 2007-04-17
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File: 000-51203

FINMETAL MINING LTD.
(Name of Small Business Issuer in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 700, One Executive Plaza, 1816 Crowchild Trail N.W., Calgary, Alberta, Canada, T2M 3Y7
(Address of Principal Executive Offices including Zip Code)

(403) 313-8985
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.0001.
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15J(d) of the Exchange Act. ☐ ..

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☐ YES ☐ NO.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB: ☐ ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The issuer's revenues for its most recent fiscal year: $Nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of April 12, 2007, was $40,968,302.

The number of shares outstanding of the issuer's common stock as of April 12, 2007 was 32,637,176.

Transitional Small Business Disclosure Format: ☐ YES  ☒ NO.

__________

__________

FORWARD-LOOKING STATEMENTS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors, including the risks in the section titled "Risk Factors" below, that may cause our or our Company's actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

__________

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

In this document: (i) the terms "we", "us", "our", the "Company" and "FinMetal" refer to FinMetal Mining Ltd. and our subsidiaries, unless the context otherwise requires; (ii) references to "FinMetal OY" mean FinMetal Mining OY, a wholly-owned subsidiary of the Company, and its subsidiaries; and (iii) "€" refers to Euros and "$" refers to United States dollars.

General

We were incorporated on September 5, 1997 under the laws of the State of Nevada. On January 7, 2005, we completed a one new for six old reverse stock split of our shares of common stock. On March 9, 2006, we completed a one new for 100 old reverse stock split of our shares of common stock. On June 13, 2006, we completed an eight new for one old forward stock split of our shares of common stock. These reverse and forward stock splits are reflected in this Annual Report. On November 27, 2006, we acquired FinMetal OY. Our authorized capital is 100,000,000 common shares with a par value of $0.00001 per share and our shares trade on the OTC Bulletin Board and the Pink Sheets.

Our Business

We are an exploration stage company engaged in the assessment, acquisition and exploration of mineral properties.

We did not have any operations prior to the acquisition of our wholly-owned subsidiary, FinMetal OY, a corporation organized under the laws of Finland, on November 27, 2006. We acquired all of the outstanding shares of FinMetal OY in consideration for the issuance to the shareholder of FinMetal OY of 1,000,000 of our shares of common stock and a payment of €200,000 in cash.

FinMetal OY owns the option to acquire a 100% interest in four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties, along with all existing property data. Under the terms of the option, we are required to make payments of €1.0 million in respect of each property over a period of four years. The option payments are to be made annually in respect of each property at the beginning of each year as follows: (i) €100,000 in the first year (a total of €400,000 has been paid); (ii) €100,000 in the second year; (iii) €300,000 in the third year; and (iv) €500,000 in the fourth year; for a total of €4.0 million if all four of the properties are acquired fully. Also, we must satisfy a work commitment of €1.0 million in respect of each property, of which 25% must be conducted annually. None of this work commitment has been spent to date. All properties are subject to a 2% net smelter royalty in favour of the original vendors of FinMetal OY.

The company is developing it's 2007 exploration program on these properties. FinMetal intends to use modern geophysics to better define drill targets. Techniques used will likely include detailed magnetometry, airborne and down-hole electromagnetometry and high-quality interpretation with a large amount of emphasis on structural geology.

FinMetal's proposed exploration program is based upon the expectation that exploration at deeper levels, to depths of up to 1000m, may lead to the discovery of extensions to the known nickel mineralization in several of the prospects. Technical information on the properties include data obtained largely from the Government run Finnish Geological Society and from claim reports filed by Outokumpu Oy. As far as can be determined, grades reported are expressed only as sulphide not total metal. They do not include nickel and copper contained in the silicate rock-forming minerals. This should be taken into account when comparing FinMetal prospect grades with those of other reported deposits where grade may include nickel contained in rock-forming minerals and not metallurgically recoverable.

In addition our management is seeking other potential mining opportunities, mainly in Finland, for acquisition and/or development.

We have incurred significant losses since inception. As at December 31, 2006, we had cash of $1,648,814 and working capital of $1,576,715. We anticipate that we have sufficient working capital to pursue our business plans for the next 12 months. We will require additional capital to pursue our business plans going forward. We anticipate raising additional financing through the sale of equity securities, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for funding are not successful, our plan of operations may be curtailed or abandoned. There can be no assurance that we will be able to successfully raise the capital required, in the amounts required or upon terms acceptable to the Company.

Recent Events

The Apofas Properties

On January 23, 2007, we entered into a letter agreement (the "Letter Agreement") with Ab Apofas OY ("Apofas"), pursuant to which Apofas granted to us the sole and exclusive option (the "Option") to acquire, subject to a 2% gross proceeds royalty, a 100% undivided interest in and to five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects, which are located in northern Finland (collectively, the "Apofas Properties").

Under the terms of the Letter Agreement, and in order to exercise its Option to acquire the Apofas Properties, the Company is required to make the following non-refundable cash payments to Apofas totalling €1.0 million in the following manner: (i) the first payment of €150,000 is due on or before April 1, 2007 (paid); (ii) the 2nd payment of €150,000 is due on or before April 1, 2008; (iii) the 3rd payment of €300,000 is due on or before April 1, 2009; and (iv) the final payment of €400,000 is due on or before April 1, 2010.

The Letter Agreement was subject to the following conditions precedent prior to the Company's decision to make the first cash payment thereunder: (a) the completion by the Company of a thorough due diligence investigation in respect of Apofas and the Apofas Properties interests prior to April 1, 2007 (which has been completed); and (b) the execution of a definitive agreement and related documentation in order to evidence the Option prior to the end of the due diligence period, which has been deferred by agreement). Apofas was notified prior to April 1, 2007 that we would be proceeding with the first option payment. The first payment of €150,000 has been made and accepted by Apofas OY.

Magnus Minerals OY

On February 6, 2006, we entered into a share purchase agreement with Magnus Minerals OY ("Magnus"), a private Finnish company, and the shareholders of Magnus, pursuant to which we agreed to acquire all of the issued and outstanding shares of Magnus over a two-year period. Effective March 31, 2007, the agreement was terminated and we have no remaining obligations to Magnus or its shareholders under the subject share purchase agreement.

Competition

There is aggressive competition within the minerals industry to discover and acquire claims considered to have mineralization potential. Many of our competitors are larger than we are, have longer operating histories, more experienced management and greater financial resources and market strengths. In addition, we compete with others in efforts to obtain financing to explore mineral properties. There is no assurance that we can compete effectively with these companies. If we are unable to compete effectively with these companies, our business would be materially adversely affected.

Government Regulation and Environmental Protection Requirements

Our properties are affected in varying degrees by government regulations relating, among other things, to the acquisition of land, pollution control and environmental protection, land reclamation, safety and production. Changes in any of these regulations or in the application of existing regulations are beyond our control and may adversely affect our operations. Failure to comply with the conditions set out in any permit or failure to comply with applicable statutes and regulations may result in orders to cease or curtail operations or to install additional equipment. We may be required to compensate those suffering loss or damage by reason of our activities. The effect of these regulations cannot be accurately predicted.

Employees

We currently have no employees other than our executive officers.

Subsidiaries

We own all of the outstanding shares of FinMetal OY.

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

We have a limited history of operations making it difficult to evaluate our current value and chance of success. We only recently acquired our acquire exploration properties. We have a limited history of operations and there is no guarantee that we will acquire any further exploration interests. Our limited history makes it difficult to evaluate the current value of our shares and our chances of success in the future leading to volatility in the value of your investment.

We have incurred net losses since inception and anticipate that losses will continue. We have not generated any revenues to date. We have no history of earnings and there is no assurance that our business will be profitable. As at December 31, 2006, we have an accumulated deficit of $2,668,055 and we expect to continue incurring operating losses and accumulating deficits in future periods. We cannot guarantee that we will be successful in generating revenues in the future. A failure to generate revenues will likely cause us to go out of business.

We have limited financial resources and will have to raise additional funds to continue and expand our business. There can be no certainty that market conditions will enable us to raise the funds required. Failure to do so will result in the failure of our business. As at December 31, 2006, we had $1,576,715 in working capital. Our anticipated expenditures for the next 12 months are approximately $2,500,000.

We presently do not have sufficient capital to satisfy the expected expenditures, have no revenues and will rely principally on the issuance of common shares to raise funds to finance the expenditures that are expected to be incurred during the next 12 months. There is no assurance that market conditions will enable us to raise funds when required, and any additional equity financing will likely be dilutive to existing shareholders. Should we fail to raise additional funds, we will be unable to carry out our plan of operations.

Based upon our financial position our auditor has expressed doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of December 31, 2006 we have working capital of $1,576,715, sufficient to finance our current capital requirements until July 1, 2007. If we do not raise the capital required to carry out our plan of operations after June 30, 2007, we may be unable to continue as a going concern and you may lose your entire investment.

The mineral exploration is very competitive and we may not be able to effectively compete with other companies in bidding for and securing property interests resulting in a high risk of failure for our company. We are in competition with other companies with greater financial resources and expertise in bidding for the acquisition of mineral property interests from various state authorities and permit holders, in purchasing or leasing equipment necessary to explore for minerals and in obtaining the services of personnel in the exploration for minerals. Our inability to compete raises the risk that we will be unable to secure material property interests and carry out our plan of operations.

There is no assurance that we will discover any minerals. Failure to discover minerals will make it difficult for us to remain as a going concern. We have no known reserves on any of our properties and there is no assurance that commercial quantities of any minerals will be discovered. In addition, even if minerals are discovered, the costs of extraction to market may render any deposit found uneconomic. If we do not find minerals reserves or if we cannot develop reserves, either because we do not have sufficient capital to do so or the costs of extraction are uneconomical, we will have to cease operations and investors who have purchased shares may lose their investment.

Geological conditions are variable and unpredictable and heighten exploration risk. Mineral exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing properties. Even if production is commenced, the production will inevitably decline and may be affected or terminated by changes in geological conditions that cannot be foreseen or remedied. A change in geological conditions may render a discovery uneconomic.

The marketing and sale of mineral products is subject to government regulation that may impair our ability to sell minerals or limit the prices available. Even if we make discoveries in commercial quantities, development of a discovery may take a number of years and financial conditions at that time cannot be predicted. The availability of products sold, or to be sold, may be restricted or rendered unavailable due to factors beyond our control, such as change in laws in the jurisdictions in which we may be operating, changes in the source of supply in foreign countries and prohibition on use due to testing and licensing requirements.

The price for commodities is volatile and determined by factors beyond our control. Prices for minerals may fluctuate widely from time to time depending on international demand, production and other factors that cannot be foreseen. A decline in price may render a discovery uneconomic.

Failure to meet the prescribed terms and conditions of any required permit for the exploration of our properties may result in the loss or abandonment of the permit. The terms and conditions of any required permit or license granting us, directly or indirectly, the right to explore for and develop minerals may prescribe a work program and the date or dates before which such work program must be satisfied. Varying circumstances, including our financial resources, availability of required equipment, and other matters, may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license.

We are subject to numerous local laws and regulations that are subject to change, including tax and land title claims. Any material change could have an adverse effect on our business and our ability to operate. There is no assurance that governmental regulation will not vary, including regulations relating to prices, royalties, allowable production, environmental matters, import and export of minerals and protection of water resources and agricultural lands. We will be subject to numerous governmental regulations that relate directly and indirectly to our operations including but not limited to title, production, marketing and sale of minerals, taxation, and environmental matters. There is no assurance that the laws relating to the ownership of mineral property interests and the operation of our business in the jurisdiction in which we operate will not change in a manner that may materially and adversely affect our business.

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

Our business will be subject to laws that control the discharge of materials into the environment and we may be liable for environmental damages. The laws relating to the protection of the environment have become more stringent and may expose us to liability for the conduct of, or conditions caused by others or for our actions that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on our business.

We conduct our business in Euros, the value of which fluctuates against the U.S. currency. An appreciation in the Euro against the US dollar may have adverse effects on our business. We hold cash reserves in US dollars but are incurring a significant proportion of our expenses in Euros. An increase in value of the Euro versus the US dollar would have a detrimental effect on our results of operations as expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue there can be no assurance that the exchange rate will stabilize at current rates.

Our common shares are quoted through the facilities of the OTC Bulletin Board and the Pink Sheets. The price of our common shares is very volatile and thinly traded making the sale of shares very difficult. There can be no assurance that a stable market for our common shares will ever develop or, if it should develop, be sustained. It should be assumed that the market for our common shares will continue to be highly illiquid, sporadic and volatile and shareholders may not be able to sell their shares in the public market. These securities should not be purchased by anyone who cannot afford the loss of the entire investment.

We may issue more shares of common stock, which would dilute the value of the common stock held by our current shareholders. Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and we currently have 32,637,176 (on December 31, 2006.) and 32,637,176 (on April 12, 2007). We will likely issue additional shares to acquire further capital in order to carry out our intended operations or expand current operations, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of our outstanding common shares. If we do issue any additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all other shareholders and may result in a change of control.

We have no history of earnings and there is no assurance that if we do that dividends will be declared. We have no history of earnings and there is no assurance that our business will be profitable and, even if profitable, there is no assurance that our board of directors will declare dividends on our common shares.

Broker-dealers may be discouraged from effecting transactions in our shares of common stock because they are considered penny stock and are subject to the penny stock rules. The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. Our common stock is currently subject to the penny stock rules, and accordingly, investors may find it difficult to sell their shares, if at all.

ITEM 2.          DESCRIPTION OF PROPERTY

Our mineral properties are described under Item 1 - Description of Business.

We maintain a principal executive office at Suite 700, One Executive Place, 1816 Crowchild Trail N.W., Calgary, Alberta, Canada, T2M 3Y7.

ITEM 3.          LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are contemplated or threatened.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders in the last fiscal quarter of 2006.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our shares trade on the OTC Bulletin Board and the Pink Sheets under the symbol "FNMM". The following provides a summary of our trading history for the periods indicated on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Quarter		High Bid	Low Bid
2006
	First Quarter	$ 40.00	$ 40.00
	Second Quarter	$ 40.00	$ 5.00
	Third Quarter	$ 0.75	$ 0.60
	Forth Quarter	$ 1.37	$ .20
2005
	First Quarter	0.30	0.06
	Second Quarter	0.30	0.06
	Third Quarter	0.30	0.06
	Fourth Quarter	1.75	0.35

Holders

At April 12 2007, there were 32,637,176 of our common shares issued and outstanding held by 52 holders of record.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)       we would not be able to pay our debts as they become due in the usual course of business; or

(b)       our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	I

Equity compensation plans approved by security holders	Nil	$Nil	Nil

Equity compensation plans not approved by security holders(2)	5,599,000(1) 1,950,000(2)	$1.00 $1.24	Nil Nil
	--------------	----------	-----------
Totals:	7,549,000	$1.06	Nil

(1)       On December 8, 2006, we issued 5,599,000 warrants to acquire the same number of shares of our common stock, exercisable at $1.00 per share until December 8, 2007.

(2)       On November 30, 2006, we granted 1,950,000 restricted shares at a deemed price of $1.24 to officers of the Company. Of these shares, 50% vest on January 1, 2008 and the balance on January 1, 2009.

Recent Sales of Unregistered Securities

On December 7, 2006, we completed a private equity offering of 5,090,000 units at a price of $0.50 per unit for gross proceeds of $2,545,000 to a total of 16 foreign purchasers. Each unit consisted of one share of our common stock and one common stock share purchase warrant to purchase one additional share of our common stock at an exercise price of $1.00 per share exercisable for a period of 12 months from the date of issuance of the units. We issued the units pursuant to Rule 903 of Regulation S under the United States Securities Act of 1933, as amended (the "Securities Act"), in an "offshore transaction" within the meaning of Regulation S based upon representations and warranties of the purchasers. Each purchaser represented to us that the purchaser is not a "U.S. Person", as that term is defined in Regulation S of the Securities Act, and that the subscription agreement was negotiated and executed outside of the United States.

On November 27, 2006, we issued 1,000,000 shares of our common stock at a deemed price of $1.28 per share in connection with the acquisition of all of the outstanding shares of FinMetal OY. We issued the shares pursuant to Rule 903 of Regulation S under the Securities Act in an "offshore transaction" within the meaning of Regulation S based upon representations and warranties of the purchasers. Each purchaser represented to us that it is not a "U.S. Person", as that term is defined in Regulation S of the Securities Act, and that the purchase agreement was negotiated and executed outside of the United States.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

During the past three years we have had limited operations. During the fiscal year ended December 31, 2006, we changed our operational focus to the acquisition and exploration of mineral properties. We have not earned any revenues from operations to date. We currently have limited property interests and none of our properties have any known reserves. We have used cash primarily in connection with the acquisition of property interests and organizational activities.

We have incurred significant losses since inception. As at December 31, 2006, we had cash of $1,648,814 and working capital of $1,576,715. We anticipate that we have sufficient working capital to pursue our business plans for the next 12 months. We will require additional capital to pursue our business plans going forward. We anticipate raising additional financing through the sale of equity securities, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised, our plan of operations may be curtailed or abandoned. There can be no assurance that we will be able to successfully raise the capital required, in the amounts required or upon terms acceptable to the Company.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Our plan of operations for the next twelve months is to:

  develop our 2007-2008 exploration program on our optioned properties. FinMetal intends to use modern geophysics to better define drill targets. Techniques used will likely include detailed magnetometry, airborne and down-hole electromagnetometry and high-quality interpretation with a large amount of emphasis on structural geology;

  our proposed exploration program will be based upon the expectation that exploration at deeper levels, to depths of up to 1000m, may lead to the discovery of extensions to the known nickel mineralization in several of the prospects;

  review and utilize technical information on the properties include data obtained largely from the Government run Finnish Geological Society and from claim reports filed by Outokumpu Oy; and

  seek other potential mining opportunities, mainly in Finland, for acquisition and/or development.

If we are successful in securing exploration interests we will be obligated to complete proposed work programs to maintain our interests in good standing. There can be no certainty as to the costs of the future work programs, however, we will require additional funds to discharge our exploration obligations. We do not have sufficient capital to satisfy all of our proposed future expenditures and we will rely principally on the issuance of common stock to raise funds to finance the expenditures that we expect to incur should we secure exploration interests. Failure to raise additional funds will result in our failure to meet our obligations and we may be required to relinquish our interest in any permit acquired. We have relied principally on the issuance of common stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

We propose to raise additional financing through the sale of equity securities during the next fiscal year, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for joint venture funding are not successful, our activities may be curtailed and this may adversely affect our ability to carry out any acquisitions of suitable mineral property interests.

We believe our existing cash balances are not sufficient to carry out our normal operations for the next 6 months and additional cash is required for administrative costs and the acquisition of suitable mineral interests or any other business opportunity. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to our company or on acceptable terms.

We do not expect any significant purchases of plant and equipment or any increase in the number of employees in the near future.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, which individually or in the aggregate is material to our investors.

ITEM 7.           FINANCIAL STATEMENTS

The following audited consolidated financial statements of the Company are included in this annual report:

  Report of Independent Registered Public Accounting Firm;

  Consolidated Balance Sheets as at December 31, 2006 and 2005;

  Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from inception (September 5, 1997) to December 31, 2006;

  Consolidated Statements of Stockholders' Equity for the period from inception (September 5, 1997) to December 31, 2006;

  Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from inception (September 5, 1997) to December 31, 2006; and

  Notes to Financial Statements.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluate the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B.        OTHER INFORMATION

None.

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

The names, municipality of residence, age and position held by our directors and executive officers are as follows:

Name and Municipality of Residence	Age	Position Held
Daniel Hunter Chilliwack, British Columbia, Canada	47	Chairman, Chief Executive Officer, Principal Executive Officer and a director
Kenneth Phillippe West Vancouver, British Columbia, Canada	55	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer
Peter Löfberg Tampere, Finland	59	President and a director
Robert A. Horn Victoria, British Columbia, Canada	64	Director
Nico Civelli Zurich, Switzerland	29	Vice-President, Finance, Europe

All directors have a term of office expiring at out next annual general meeting, unless they resign or are removed earlier in accordance with our bylaws. All officers serve at the discretion of our board of directors.

Daniel Hunter - Chairman, Chief Executive Officer, Principal Executive Officer and a director. Mr. Hunter has been a Director of the Company since September 18, 2006. Mr. Hunter has been actively involved in both financing and building private and public companies for more than 25 years. He spent the first 20 years of his professional career as a securities broker specializing in structured financings for junior and intermediate sized mining companies. At the time of his decision to retire from the securities industry in 1998, Mr. Hunter was a securities broker with Canaccord Capital, Canada's largest independent brokerage firm. Since March of 2005, he has served as a Director, past CEO and past COO of Colombia Goldfields Ltd, a public company actively exploring for gold and consolidating a known gold deposit in the Republic of Colombia, South America.

Kenneth Phillippe - Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer. Mr. Phillippe is a Chartered Accountant with over 25 years experience working with public companies in the capacities of Director, Officer, Financial Advisor, or Consultant. Mr. Phillippe obtained a Bachelor of Commerce degree from the University of British Columbia in 1976. He articled with Thorne Riddell (now KPMG) and obtained his professional accounting designation in 1981. In 1982 Mr. Phillippe established his own accounting practice. Between February 2000 and August 2005 he served in various positions including director, officer and chair of the audit committee of MDX Medical Inc., a Vancouver based medical device company. Between January to December 2006 Mr. Phillippe served as chief financial officer of Columbia Goldfields Ltd., a junior gold mining company which successfully raised in excess of US$15 million during it's first year of operations. Since March 2006 Mr. Phillippe has served as CFO of Exchequer Resource Corp. (TSX-V).

Peter Löfberg - President and a director. Mr. Löfberg is the founding chairman and CEO of FinMetal Mining Oy, a private Finnish based exploration and development mining company which owns options to acquire four advanced gold and nickel projects in Finland. On November 28th, 2006, FinMetal Mining Ltd. announced the closing of its purchase of FinMetal Mining Oy and the appointment of Mr. Löfberg as its new President and a member of its Board of Directors. A senior executive with an extensive background in chemicals, engineering and corporate management, he served until recently as a managing director at Ligno Tech OY(Finland), a member of Borregaard group where he helped supervise the chemical division for global markets, importing raw material form Russia, and exporting to 50 countries. Borregaard LignoTech is the world's leading supplier of lignin based products with 12 plants and a global sales network in Europe, America, Asia and Africa. Prior to his experience at Borregaard, Mr. Löfberg served as a management consultant at Ab Apofas Oy and from 1988-1990 as a regional manager for the engineering company Insinööritoimisto Kupari Oy. In the mid 1980s and the 1970s, Mr. Löfberg held management positions with such engineering and manufacturing firms as Air-Ix Oy, Artekno Oy and Hämeen Peruna Oy. Mr. Löfberg record of professional and civic volunteerism is nearly as extensive as his professional resume. From 2003, he has held the position of Chairman for the energy company of the City of Tampere. He has also served as a member of the Tampere City environmental committee, and as a member of the Tampere city council. From 1986-1988 he was Chairman of the Board for The Central Union of University Engineers and Architects (KAL) and prior to that was a member of the Association of Finnish Forest Industry.

Robert A. Horn - Director. Throughout a career that featured important positions at such mining giants as BP Minerals and Inco Limited, Bob Horn accumulated experience in base metals extraction, especially in nickel. Mr. Horn is a registered professional geoscientist with more than 38 years experience in exploration and mining in South America, Africa, Australia, Europe, China, Indonesia, Canada and the United States. Mr. Horn joined BP Minerals in 1980 - where he served first as exploration manager, Europe, and subsequently vice-president of exploration, Canada. In 1993, he moved to America as vice-president, exploration, of FMC Gold where he remained until his appointment as vice-president, exploration, of nickel-focused, base-metal giant Inco Limited in 1995. After spending nine years as VP of exploration with Inco, he retired from full-time employment in February 2004 and remains a consultant to Inco on a non-exclusive basis. Mr. Horn has served on several committees in the European Union and Canada and on the NEA/OECD committee on world uranium reserves. He was Chairman of the Ontario Geological Survey Advisory Board from 1997 to 2002 and is currently a member of the Geological Survey of Canada advisory committee. He is a Professional Geoscientist in the province of Ontario. Mr. Horn was the 2004 Winner of A.O. Dufresne Award in recognition of his "integration of sound business principles with innovative exploration models and methods to create value for his employers, the mining industry and the Canadian public." He is also a Director of Meridian Gold Inc. and Skye Resources Inc.

Nico Civelli -. Nico Civelli. - Vice President Finance - Europe. Mr. Civelli is an independent financial advisor from Zurich holding both Finnish and the Swiss citizenships. He brings multilingual, cross-cultural expertise to Finmetal's efforts. His company, Niconsult Ltd., is involved mainly in corporate finance and money management for select clients in Zurich and throughout Europe. He studied at the Universities of Zurich and St Gallen, and finished his Master's degree in applied finance at the University of Southern Queensland in Australia. Before and during his studies he worked for several independent money managers and a private Zurich bank.

Significant Employees

We have no significant employees other than our executive officers.

Family Relationships

None of our directors or officers are related to one another.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

    any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

    any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

    being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

    being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the United States Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the SEC. They are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2006 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met; except that Mr. Phillippe, Mr. Löfberg, Mr. Horn and Mr. Civelli inadvertently did not file the required Form 3s in a timely manner.

Audit Committee and Charter

We have an Audit Committee that operates pursuant to an Audit Committee Charter adopted by our Board of Directors. Our Audit Committee is comprised of all of our directors. A copy of our Audit Committee Charter is filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2005. Our Audit Committee is responsible for: (i) the selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditory and any outside advisors engagement by the Audit Committee.

Code of Ethics

We have adopted a corporate Code of Ethics that applies to our Chief Executive Officer and our Chief Financial Officer. A copy of the Code of Ethics is filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2005. We believe that our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Upon written request directed to our corporate executive office, we will deliver to any person free of charge a copy of such code of ethics.

ITEM 10.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2006 (the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Cameron Fink(1)	2006	Nil	Nil	Nil	Nil	Nil	Nil	$12,000(3)	Nil
Daniel Hunter(2)	2006	Nil	Nil	Nil	Nil	Nil	Nil	$23,850(3)	Nil

(1)     Mr. Fink was our Chief Executive Officer until September of 2006.

(2)     Mr. Hunter was appointed our Chief Executive Officer in September of 2006.

(3)     Consulting fees for services provided and to be provided to our company.

None of our directors have received monetary compensation since our incorporation to the date of this Annual Report in their capacity as directors of our company. We currently do not pay any compensation to our directors for being directors of the company.

Option Grants

We have not granted any options to acquire our shares to date.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Employment Agreements

We do not have any employment agreements.

Indemnification

Pursuant to the company's Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the SEC, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

We are authorized to issue 100,000,000 common shares with a par value of $0.00001 per share of which 32,637,176 shares are issued and outstanding as of April 12, 2007.

The following table sets forth, as of April 12, 2007, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director, each of our officers and all of our directors and officers as a group. To our knowledge, each person has sole voting and investment power with respect to the shares of common stock shown.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Directors and Officers:
Daniel Hunter Chilliwack, British Columbia, Canada	1,500,000	4.60%
Kenneth Phillippe West Vancouver, British Columbia, Canada	450,000	1.38%
Peter Löfberg Tampere, Finland	1,000,000	3.06%
Robert A. Horn Victoria, British Columbia, Canada	Nil	Nil
Nico Civelli Zurich, Switzerland	Nil	Nil
All directors and executive officers as a group (5 persons):	2,950,000	9.04%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
5% Shareholders:
None	Nil	Nil

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

Changes in Control of the Registrant

To our knowledge, there are no arrangements that may result in a change of control of our Company.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

On March 1, 2005 we entered into an agreement with International Resource Management Corp. ("IRM") pursuant to which we repurchased 80,000 of our common shares for $1,000. The purchase of the 80,000 shares of our common shares from IRM was an arm's length transaction priced at $0.0125 per share. The business rationale behind the purchase was to increase the book value per share for the remaining shareholders of our company. The shares were cancelled and returned to treasury. At the time of the purchase IRM owned 23.7% of our outstanding common shares.

During the year ended December 31, 2006 the Company:

  paid $32,000 (2005: $18,000) to Cameron Fink ($12,000 - 2006; $18,000 - 2005) and Arne Raabe ( $ 20,000 - 2006) for consulting and management fees to former directors and officers of the Company;

  paid $42,666 (2005: $Nil) to Daniel Hunter ($23,850), Kenneth Phillippe ($6,360), Peter Lofberg ($6,580), (Robert A. Horn ($5,000) and Robert Van Tassell ($876) for consulting and management fees to current officers and directors of the Company;

  paid $47,520 (2005-Nil) for consulting fees to a company ( AB Apofas OY) controlled by (Peter Lofberg) an officer and director credited $Nil (2005: $8,200) to additional paid-in capital as donated consulting services by Rory O'Byrne ($2,200) and Cameron Fink ($6,000), who are former officers and directors of the Company; and

  credited $24,000 to revenues as extinguishments of debts to Cameron Fink, who was a former officer and director of the Company.

We did not have any mining operations prior to the acquisition of our wholly-owned subsidiary, FinMetal OY, on November 27, 2006. We acquired all of the outstanding shares of FinMetal OY in consideration for the issuance to the shareholder of FinMetal OY of 1,000,000 of our shares of common stock and a payment of €200,000 in cash. Our current President, Peter Löfberg, was a shareholder of FinMetal OY. As a consequence of the acquisition of FinMetal OY Mr. Löfberg became a director and officer of our company.

On November 30, 2006, we granted and issued 1,950,000 restricted shares, at a deemed issuance price of $1.24 per share, to two of our officers; that being to Daniel Hunter, our Chairman, Chief Executive Officer, Principal Executive Officer and a director, as to 1,500,000 of such shares, and to Kenneth Phillippe, our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer, as to the remaining 450,000 such shares. The release and vesting of such shares to these officers takes place as to 50% of such shares on each of January 1, 2008 and January 1, 2009, respectively. Such shares, which represent stock-based compensation, were issued for the ongoing provision of services to be provided by such officers to our company.

On January 23, 2007, we entered into a Letter Agreement with Apofas pursuant to which Apofas granted to us the sole and exclusive Option to acquire, subject to a 2% gross proceeds royalty, a 100% undivided interest in and to five mineral property concession registration interest assets known as the Apofas Properties. Our current President, Peter Löfberg, is a shareholder of Apofas.

On February 6, 2006, we entered into a share purchase agreement with Magnus and the shareholders of Magnus pursuant to which we had agreed to acquire all of the issued and outstanding shares of Magnus over a two-year period. Effective March 31, 2007, the agreement was terminated and we have no remaining obligations to Magnus or its shareholders under the subject share purchase agreement. Our current President, Peter Löfberg, is a shareholder of Magnus.

Transactions with Promoter

Over the past five years, our only promoter has been Cameron Fink, a former director and officer of the Company.

ITEM 13.        EXHIBITS
Exhibit Number	Description
3.1(1)	Articles of Incorporation.
3.3(1)	By-Laws.
10.1(1)	International Resources Management Corp. purchase agreement.
10.2(2)	Stock Purchase Agreement between the Company and Peter Löfberg, dated November 2, 2006, relating to the acquisition of FinMetal OY.
10.3(3)	Letter Agreement dated January 22, 2007 between the Company and AB Apofas OY.
14.1(4)	Code of Ethics.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(4)	Audit Committee Charter.

(1)     Filed with our Quarterly Report on Form 10-QSB as filed with the SEC on March 14 and May 18, 2005.
(2)     Filed with our Current Report on Form 8-K filed as filed with the SEC on November 30, 2006.
(3)     Filed with our Current Report on Form 8-K filed as filed with the SEC on January 26, 2007.
(4)     Filed with our Annual Report on Form 10-KSB as filed with the SEC for the year ended December 31, 2005.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of our interim financial statements in 2006 and 2005 and the audit of our annual financial statements for the period ending December 31, 2006 and 2005 were approximately $4,684 and $7,704 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

We did not pay any fees to our auditors for professional services for tax compliance, tax advice, and tax planning for the years ended December 31, 2006 and 2005.

All Other Fees

We did not pay any fees to our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting in the years ended December 31, 2006 and 2005.

Pre-approval Policies

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

__________

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Vellmer & Chang
Chartered Accountants*

505 - 815     Hornby Street
Vancouver, B.C., V6Z 2E6
Tel:           604-687-3776
Fax:           604-687-3778
E-mail:               info  @  vellmerchang.com
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Finmetal Mining Ltd.
(formerly Gondwana Energy, Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Finmetal Mining Ltd. (formerly Gondwana Energy, Inc.) (an exploration stage company) as at December 31, 2006 and 2005 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 and the period cumulative from inception on September 5, 1997 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Finmetal Mining Ltd. as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period cumulative from inception on September 5, 1997 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's business is in the exploration stage and has not generated any revenue to date. The Company will likely require new financing, either through issuing shares or debt, to continue in its business of acquiring, exploring and developing mineral properties. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada	Vellmer & Chang
March 15, 2007	Chartered Accountants

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
As at	2006	2005
	$	$
ASSETS

Current

Cash and cash equivalents	1,648,814	51,941
Taxes recoverable	14,245	-
Prepaid expenses and deposit	63,910	-

	1,726,969	51,941

Property and equipment, net of accumulated amortization
of $864 (Note 4(ii))	6,683	-

Website development cost, net of accumulated amortization
of $833	9,167	-

	1,742,819	51,941

LIABILITIES

Current

Accounts payable and accrued liabilities	56,691	7,200
Amounts due to related parties (Note 3)	93,563	17,000

	150,254	24,200

STOCKHOLDERS' EQUITY

Common stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 32,637,176 shares (December 31, 2005: 257,512 shares)	326	3

Additional paid-in capital	6,581,574	188,897

Deferred stock based compensation (Note 5)	(2,321,280)	-

(Deficit) accumulated during the exploration stage	(2,668,055)	(161,159)

	1,592,565	27,741

	1,742,819	51,941

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS
NOTE 9 - COMMITMENTS
NOTE 11 - SUBSEQUENT EVENTS

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative from
			inception (September 5, 1997)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2006	2005	2006
	$	$	$

OPERATING EXPENSES

Amortization - property and equipment	864	-	864
Amortization - website development costs	833	-	833
Bank charges	1,091	620	2,997
Consulting and management fees (Note 5)	234,393	26,200	326,496
Foreign exchange	13,454	-	19,993
Investor communication and promotion	43,144	-	43,144
Office and administrative	2,599	933	32,150
Professional fees	35,470	11,214	63,610
Rent	3,917	1,255	8,172
Telephone	4,528	-	4,528
Transfer agent and filing fees	9,179	595	21,480
Travel and accommodation	99,026	-	99,026
Website maintenance	3,000	-	3,000
Mineral property acquisition and exploration expenditures	2,079,398	-	2,079,398

NET OPERATING LOSS	(2,530,896)	(40,817)	(2,705,691)

OTHER INCOME AND (EXPENSES)
Forgiveness of debt (Note 7)	24,000	-	24,000
Gain on sale of oil and gas property	-	-	10,745
Interest income	-	165	10,409
Recovery of expenses	-	-	4,982
Write-down of incorporation costs	-	-	(12,500)

NET LOSS FOR THE PERIOD	(2,506,896)	(40,652)	(2,668,055)

LOSS PER SHARE - BASIC AND DILUTED	(0.14)	(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	18,526,370	271,109

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

From Inception (September 5, 1997) to December 31, 2006:
	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Based Compensation	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$

Balance, September 5, 1997	-	-	-	-	-	-

Issuance of common shares for cash at $0.0125 per share on September 28, 1997	80,000	1	999	-	-	1,000

Net loss for the period	-	-	-	-	(2,522)	(2,522)

Balance, September 30, 1997	80,000	1	999	-	(2,522)	(1,522)

Issuance of common shares on acquisition of oil and gas property in New Zealand at $1.25 per share on June 25, 1998	8,000	-	10,000	-	-	10,000

Issuance of common shares for cash at $0.0125 per share on July 8, 1998	80,000	1	999	-	-	1,000

Net loss for the year	-	-	-	-	(1,246)	(1,246)

Balance, September 30, 1998	168,000	2	11,998	-	(3,768)	8,232

Issuance of common shares for cash at $1.25 per share on November 20, 1998	80,000	1	99,999	-	-	100,000

Repurchase of common shares for cash at $0.0125 per share on November 28, 1998	(80,000)	(1)	(999)	-	-	(1,000)

Net loss for the year	-	-	-	-	(9,569)	(9,569)

Balance, September 30, 1999	168,000	2	110,998	-	(13,337)	97,663

Net loss for the year	-	-	-	-	(34,290)	(34,290)
Balance, September 30, 2000	168,000	2	110,998	-	(47,627)	63,373

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

From Inception (September 5, 1997) to December 31, 2006:
	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Based Compensation	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$

Balance, September 30, 2000 (carried forward)	168,000	2	110,998	-	(47,627)	63,373
Net loss for the year	-	-	-	-	(14,296)	(14,296)

Balance, September 30, 2001	168,000	2	110,998	-	(61,923)	49,077

Net income for the year	-	-	-	-	10,954	10,954
Balance, September 30, 2002	168,000	2	110,998	-	(50,969)	60,031

Net income for the year	-	-	-	-	2,387	2,387

Balance, September 30, 2003	168,000	2	110,998	-	(48,582)	62,418
Issuance of common shares for cash at $0.075 per share and services at $0.30 per share on April 2, 2004	169,512	2	62,698	-	-	62,700
Donated capital	-	-	5,000	-	-	5,000

Net loss for the year	-	-	-	-	(64,175)	(64,175)

Balance, September 30, 2004	337,512	4	178,696	-	(112,757)	65,943
Donated capital	-	-	3,000	-	-	3,000
Net loss for the year	-	-	-	-	(7,750)	(7,750)

Balance, December 31, 2004	337,512	4	181,696	-	(120,507)	61,193

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.

(FORMERLY GONDWANA ENERGY, LTD.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

From Inception (September 5, 1997) to December 31, 2006:
	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Based Compensation	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$

Balance, December 31, 2004 (carried forward)	337,512	4	181,696	-	(120,507)	61,193

Repurchase of common stock for cash at $ 0.0125 per share on March 3, 2005	(80,000)	(1)	(999)	-	-	(1,000)
Donated Capital	-	-	8,200	-	-	8,200
Net loss for year	-	-	-	-	(40,652)	(40,652)
Balance, December 31, 2005	257,512	3	188,897	-	(161,159)	27,741
Issue of common stock for cash at $0.00625 per share on April 7, 2006	24,000,000	240	149,760	-	-	150,000
Cancellation of shares on September 6, 2006	(169,336)	(2)	2	-	-	-
Issue of common stock on purchase of Finmetal Mining Oy at a deemed value of $1.28 per share on November 27, 2006 (see Note 6)	1,000,000	10	1,279,990	-	-	1,280,000
Stock grant issued as stock based compensation at a deemed value of $1.24 per share on November 30, 2006 (Note 5)	1,950,000	19	2,417,981	(2,321,280)	-	96,720
Issue of 5,090,000,common shares for cash at $ 0.50 per share and 509,000 common shares as a finders fee on December 7, 2006	5,599,000	56	2,544,944	-	-	2,545,000
Net loss for the year	-	-	-	-	(2,506,896)	(2,506,896)
Balance, December 31, 2006	32,637,176	326	6,581,574	(2,321,280)	(2,668,055)	1,592,565

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS-
			Cumulative from
	Year	Year	Inception (September 5, 1997)
	ended	ended	Through
	December 31,	December 31,	December 31,
	2006	2005	2006
	$	$	$

OPERATING ACTIVITIES:
Net loss from operations	(2,506,896)	(40,652)	(2,668,055)
Items not requiring cash outlay:
- Consulting fees	24,000	8,200	40,200
- Forgiveness of debt	(24,000)	-	(24,000)
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation	96,720	-	146,720
- Amortization of equipment	864	-	864
- Amortization of website development cost	833	-	833
- Mineral property acquisition	1,280,000	-	1,280,000
Cash provided by (used in) changes in operating
Assets and liabilities:
- Taxes recoverable	(14,245)	-	(14,245)
- Prepaid expenses and deposit	(63,910)	-	(63,910)
- Accounts payable and accrued liabilities	49,491	(185)	56,691
- Advances from related parties	76,563	17,000	93,563

Net cash used in operating activities	(1,080,580)	(15,637)	(1,162,084)

FINANCING ACTIVITIES:
Cost of repurchase of common stock	-	(1,000)	(1,000)
Proceeds from issuance of common stock	2,695,000	-	2,808,700

Net cash provided by (used in) financing activities	2,695,000	(1,000)	2,807,700

INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Purchase of equipment	(7,547)	-	(7,547)
Website development costs	(10,000)	-	(10,000)

Net cash provided by (used in) investing activities	(17,547)	-	3,198

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,596,873	(16,637)	1,648,814

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,941	68,578	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	1,648,814	51,941	1,648,814

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

			Cumulative from
	Year	Year	Inception (September 5, 1997)
	ended	ended	Through
	December 31,	December 31,	December 31,
	2006	2005	2006
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	620	1,906
Taxes	-	-	-
Foreign exchange loss	13,454		19,993

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 8,000 of the Company's common shares at $1.25	-	-	10,000

Issuance of 169,512 common shares for services at $0.30 per share on April 2, 2004	-	-	50,000

Donated consulting services	-	8,200	16,200

On September 6, 2006, 169,336 shares were cancelled and returned to the un-issued share capital of the Company by a former director	(2)	-	(2)

On November 27, 2006 the Company issued 1,000,000 shares at a deemed price of $1.28 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY	1,280,000	-	1,280,000

On November 30, 2006 the Company granted 1,950,000 restricted shares at a deemed price of $1.24 per share to officers of the company	2,418,000	-	2,418,000

On December 7, 2006, the Company issued 509,000 units at a deemed value of $0.50 per unit as a finders fee related to the private placement	254,500	-	254,500

See accompanying Notes to the Consolidated Financial Statements

(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A. as Gondwana Energy, Ltd. ("Gondwana") on September 5, 1997. The Company changed its name from Gondwana to FinMetal Mining Ltd. on January 23, 2007. On November 27, 2006, the Company completed the acquisition of 100% of the shares of Finmetal Mining OY ("FM OY"), a company incorporated under the laws of Finland. During the fiscal year ended December 31, 2006 the Company changed its operational focus from development of oil and gas properties, to acquisition of, exploration for and development of mineral properties. The Company is currently in the exploration stage.

The Company has incurred a net loss of $(2,668,055) for the period from inception on September 5, 1997 to December 31, 2006 and has no source of revenue. The continuity of the Company's future operations is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accounts of the Company and its wholly owned subsidiary, Finmetal Mining OY ("FM OY"), a company incorporated under the laws of Finland, has been consolidated effective the date of its acquisition on November 27, 2006.

These financial statements have bee prepared in accordance with United States generally accepted accounting principles ("US GAAP"). All significant inter-company transactions have been eliminated on consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2006, the Company has cash and cash equivalents in the amount of $US 1,529,869 (2005 - $Nil) which are over the federally insured limit. As at December 31, 2006 and 2005, the Company has $Nil of cash equivalents.

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred. Amortization expense is a total of $833 for the year ended December 31, 2006 (2005: $nil).

Property and Equipment

Furniture and office and computer equipment is carried at cost and is amortized over its estimated useful life at rates of 20 to 30% declining balance per year. The property and equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

Mineral Claim Payments and Exploration Expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration costs relating to unproven mineral properties, to which it has secured exploration rights. When proven and probable reserves are determined for a property based on a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed.

Environmental Costs

Environmental expenditures that related to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the period ended December 31, 2006 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock-Based Compensation

During the year, the Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Foreign Currency Translation

The Company's functional currency is U.S. dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

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

Basic Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. The company's basic net loss per share for 2006 and 2005 has been restated retroactively to reflect the company's stock splits and reverse stock splits as detailed in Note 5.

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

Due to the uncertainty regarding the Company's profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2006 and 2005, the Company does not have any asset retirement obligations.

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this statement does not have an impact on the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and advances from related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments due to their short term nature.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning November 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Providence is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 3 -DUE TO RELATED PARTIES

The amounts due to related parties of $93,563 are due to officers and directors of the Company or companies related to them, on account of expenses paid on behalf of the Company and services rendered (2005: $17,000 due to a former officer and director). They are non-interest bearing, unsecured and due on demand.

NOTE 4 - PROPERTY AND EQUIPMENT

(i) Mineral Property:

Pursuant to an agreement dated October 6, 2006 the Company has the option to acquire a 100% interest in 4 different mineral properties (Petrovaara, Peskijarvi-Kokka, Rautavaara and Tainiovaara) by paying option payments for a total of €1,000,000 in cash for each property over a period of 4 years. The option payments are to be paid annually at the beginning of each year as follows: 1st year €100,000 (paid), 2nd year €100,000, 3rd year €300,000 and 4th year €500,000 per property for a total of €4,000,000 if all 4 properties are acquired fully; and by making a work commitment of €1,000,000 on each property of which 25% must be conducted annually. All properties are subject to a 2% NSR. The 1st year payments for all 4 properties totaling $523,400 (€400,000) was paid during the fiscal year ended December 31, 2006. The optionor is currently in the process of completing registration of its mineral claims with the Finnish Ministry of Industry and Trade.

(ii) Property and Equipment:
As at December 31, 2006:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	7,547	864	6,683

The Company did not own any property and equipment during the 2005 year.

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

Effective January 7, 2005 the company completed a 1 share for 6 shares reverse split of its outstanding common stock. Effective March 9, 2006, the Company completed a one share for one hundred shares reverse stock split. Effective June 13, 2006, the Company completed an eight for one share stock split. The Company's share transactions disclosed in these financial statements have been restated retroactively to reflect the above reverse stock split and stock splits.

On March 3, 2005, the Company repurchased 80,000 of its common shares for total consideration of $1,000.

On April 7, 2006, the Company completed a financing pursuant to its SB-2 registration statement declared effective by the Securities and Exchange Commission on March 23, 2006 and issued 24,000,000 common shares at a price of $0.00625 per share for total proceeds of $150,000.

On September 6, 2006, 169,336 shares were cancelled and returned to the un-issued share capital of the Company by a former director.

On November 27, 2006 the Company issued 1,000,000 shares at a deemed price of $1.28 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY.

On November 30, 2006 the Company granted 1,950,000 restricted shares at a deemed price of $1.24 per share to officers of the company. Fifty percent of these shares vest on January 1, 2008 and the balance on January 1, 2009. Related stock based compensation in the amount of $96,720 was charged to operations during the fiscal year ended December 31, 2006, the balance in the amount of $ 2,321,280 is deferred and shall be amortized and charged to operations over the vesting period. The deemed price is equal to the market price of the company's stock on the date of the transaction.

On December 7, 2006, the Company completed a private placement and issued 5,090,000 units at a price of $0.50 per share for total proceeds of $2,545,000. Each unit consisted of one common share and one non-transferable warrant, entitling the holder to acquire one additional common share at a price of $ 1.00, exercisable on or before December 8, 2007. The Company also issued 509,000 units as a finders fee related to the private placement. The private placement and agent's units were legally issued in fiscal 2006, however, they were not released until January 18, 2007 and March 27, 2007 with regards to the private placement and agent's units respectively.

Stock Options

No stock options had been granted as at December 31, 2006 and 2005.

Warrants

As at December 31, 2006, the Company had 5,599,000 warrants outstanding, exercisable at $1.00 per share on or before December 7, 2007 (2005 - Nil).

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 6 - BUSINESS COMBINATION

Effective November 27, 2006 the Company acquired 100% of the outstanding common shares of FM OY for total cash consideration in the amount of €211,482 ($278,859), the issuance of 1,000,000 of the Company's common shares at a deemed value of $1,280,000.

The acquisition has been accounted for by the purchase method and the operations of FM OY have been included in the consolidated financial statements from the date of acquisition.

The Company changed its operational focus from development of oil and gas properties, to acquisition of, exploration for and development of mineral properties. The primary reason for the acquisition of FM OY was to obtain ownership of options to identified mineral properties in Finland. The 1,000,000 shares determined as consideration for the acquisition of FM OY was established at the exchange amount, being the amount of consideration established between non-related parties at the time of the initial negotiation.

The purchase price was allocated to the assets and liabilities of FM OY as follows:
Cash	$ 2,861
Mineral property interest	1,555,998
$ 1,558,859

The following represents the combined operations of the Company and FM Oy on a proforma basis:
			Cumulative from
			inception (September 5, 1997)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2006	2005	2006
	$	$	$

Net loss for the period	(2,506,896)	(40,652)	(2,668,055)

Proforma adjustments

Subsidiary expenses prior to business
Combination	(414)	-	(414)

COMBINED NET LOSS FOR THE PERIOD	(2,507,310)	(40,652)	(2,668,469)

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the year ended December 31, 2006 the Company:

  paid $32,000 (2005: $18,000) for consulting and management fees to former directors and officers of the Company.

  paid $42,683 (2005: $nil) for consulting and management fees and management salaries to current officers and directors of the Company paid $47,520 (2005-Nil) for consulting fees to a company controlled by an officer and director credited $Nil (2005: $8,200) to additional paid-in capital as donated services by former officers and directors.

  credited $ 24,000 to other income as forgiveness of debts by a former officer and director (2005: $nil)

  the Company acquired 100% of the outstanding common shares of FM OY from a director and officer (Note 6) (2005: nil)

  the Company acquired mineral interests (Note 4 (i)) from a company of which an officer of the Company has common shareholdings (2005: nil)

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 8 - INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:
			Cumulative
			from
			Inception
	Year	Year	(September 5,
	Ended	Ended	1997) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Statutory and effective tax rate
Domestic	34%	15%
Foreign	26%	-
	$	$	$
Income taxes recovered at the
statutory and effective tax rate
Domestic	651,052	4,868	675,226
Foreign	153,930	-	153,930

Less permanent timing differences:
Stock based compensation	(32,885)		(40,385)
Donated services	-	(1,230)	(2,430)

Benefit of tax losses not recognized in the year	(772,097)	(3,638)	(786,341)

Income tax recovery (expense) recognized in year	-	-	-

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:
	December 31,	December 31,
	2006	2005
	$	$
Net operating loss carry forwards (expiring 2017 - 2026)	772,097	14,019

Less: valuation allowance	(772,097)	(14,019)

Net deferred tax assets	-	-

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9 - COMMITMENTS

  See Notes 4 and 11

  The Company is committed for one year, commencing November 1, 2006, for monthly consulting services in the amount of $ 2,500 each to two parties whom provide investment banking, business development strategies and corporate marketing. The Company is further committed for a one year period commencing January 1,2007, to a consulting firm for monthly services in the amount of $1,500, for website maintenance.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006 the company:

  signed an option agreement to acquire a 100% interest in five mineral concessions, known as the Poronmannikko and Sarkiahonkangas projects, located in Finland. Under the terms of the agreement, the company has the right to acquire a 100% interest in two projects by making cash payments totaling €1,000,000. The initial payment of €150,000 is due on or before April 1, 2007, the 2nd payment of €150,000 is due on or before April 1, 2008, the 3rd payment of €300,000 is due on or before April 1, 2009 and the final payment of €400,000 is due on or before April 1, 2010. The mineral concessions are subject to a 2% gross proceeds royalty. The agreement was signed with a company in which is controlled by the Company's president.

NOTE 11 - GEOGRAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company's areas of operations were primarily in Canada. Since the commencement of acquisition and exploration of mineral properties, the Company's principal operations are in Finland. As at December 31, 2006, the Company does not have any material assets outside of Canada except long-lived assets of $6,683.

NOTE 12 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

__________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINMETAL MINING LTD.
Per:	/s/ "Daniel Hunter" _____________________________________ Daniel Hunter Chairman, Chief Executive Officer, Principal Executive Officer and a director Date: April 16, 2007.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	/s/ "Daniel Hunter" _____________________________________ Daniel Hunter Chairman, Chief Executive Officer, Principal Executive Officer and a director Date: April 16, 2007.
Per:	/s/ "Kenneth Phillippe" _____________________________________ Kenneth Phillippe Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer Date: April 16, 2007.
Per:	/s/ "Peter Löfberg" _____________________________________ Peter Löfberg President and a director Date: April 16, 2007.
Per:	/s/ "Robert A. Horn" _____________________________________ Robert A. Horn Director Date: April 16, 2007.

__________