Form 10QSB
period 2007-03-31
Finmetal Mining Ltd.
filed 2007-05-15
CIK 1045929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐        Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-51203

FINMETAL MINING LTD.
(Name of small business issuer in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 500, 666 Burrard Street, Vancouver, British Columbia, Canada	V6C 2X8
(Address of principal executive offices)	(Zip Code)

(604) 688-2419
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,398,176 shares of common stock as of May 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

FINMETAL MINING LTD.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended March 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim consolidated financial statements of FinMetal Mining Ltd. are included in this Quarterly Report on Form 10-QSB:
Description	Page
Interim Consolidated Balance Sheets as at March 31, 2007 and December 31, 2006:	4
Interim Consolidated Statements of Operations for the Three Months ended March 31, 2007 and 2006 and for the period from September 5, 1997 (Date of Inception) to March 31, 2007:	5
Interim Consolidated Statements of Stockholders' Equity (Deficiency) for the period from January 1, 2006 to March 31, 2007:	6
Interim Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006 and for the period from September 5, 1997 (Date of Inception) to March 31, 2007:	7
Notes to Interim Consolidated Financial Statements:	9

__________

FINMETAL MINING LTD.
(FORMERLY GONDWANA ENERGY, LTD.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)

	March 31,	December 31,
As at	2007	2006
	$	$
ASSETS

Current

Cash and cash equivalents	3,812,920	1,648,814
Taxes recoverable	13,014	14,245
Prepaid expenses and deposit	46,474	63,910

Total Current Assets	3,872,408	1,726,969

Property and equipment, net of accumulated amortization
of $2,171 (December 31, 2006 - $864) (Note 4(ii))	39,918	6,683

Website development cost, net of accumulated amortization
of $1,667 (December 31, 2006 - $833)	8,333	9,167

Total Assets	3,920,659	1,742,819

LIABILITIES

Current

Accounts payable and accrued liabilities	35,970	56,691
Amounts due to related parties (Note 3)	59,133	93,563

Total Current Liabilities	95,103	150,254

STOCKHOLDERS' EQUITY

Common stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 32,637,176 shares (December 31, 2006: 32,637,176 shares)	326	326

Additional paid-in capital	6,581,574	6,581,574

Subscription funds received	2,670,000	-

Deferred stock based compensation (Note 5)	(2,031,120)	(2,321,280)

(Deficit) accumulated during the exploration stage	(3,395,224)	(2,668,055)

Total Stockholders' Equity	3,825,556	1,592,565

Total Liabilities and Stockholders' Equity	3,920,659	1,742,819

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS
NOTE 7 - COMMITMENTS
NOTE 8 - SUBSEQUENT EVENTS

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative from
	Three	Three	inception (September 5, 1997)
	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007
	$	$	$

OPERATING EXPENSES

Amortization - property and equipment	2,171	-	3,035
Amortization - website development costs	834	-	1,666
Bank charges	1,016	82	4,013
Consulting and management fees (Note 5)	377,156	12,000	703,652
Foreign exchange	6,126	-	26,119
Investor communication and promotion	140,074	-	183,218
Office and administrative	6,652	1,123	38,803
Professional fees	29,316	3,768	92,926
Rent	4,108	510	12,280
Telephone	7,736	-	12,264
Transfer agent and filing fees	3,856	595	25,336
Travel and accommodation	143,624	-	242,650
Website maintenance	4,500	-	7,500
Mineral property acquisition and exploration expenditures	-	-	2,079,398

NET OPERATING LOSS	(727,169)	(18,078)	(3,432,860)

OTHER INCOME AND (EXPENSES)
Forgiveness of debt	-	-	24,000
Gain on sale of oil and gas property	-	-	10,745
Interest income	-	-	10,409
Recovery of expenses	-	-	4,982
Write-down of incorporation costs	-	-	(12,500)

NET LOSS FOR THE PERIOD	(727,169)	(18,078)	(3,395,224)

LOSS PER SHARE - BASIC AND DILUTED	(0.02)	(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	32,637,176	257,512

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

From January 1, 2006 to March 31, 2007:
	Common Shares	Stock Amount	Additional Paid-in Capital	Subscription Funds Received	Deferred Stock Based Compensation	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$	$

Balance, December 31, 2005	257,512	3	188,897	-	-	(161,159)	27,741
Issue of common stock for cash at $0.00625 per share on April 7, 2006	24,000,000	240	149,760	-	-	-	150,000
Cancellation of shares on September 6, 2006	(169,336)	(2)	2	-	-	-	-
Issue of common stock on purchase of Finmetal Mining Oy at a deemed value of $1.28 per share on November 27, 2006 (Note 6)	1,000,000	10	1,279,990	-	-	-	1,280,000
Stock grant issued as stock based compensation at a deemed value of $1.24 per share on November 30, 2006 (Note 5)	1,950,000	19	2,417,981	-	(2,321,280)	-	96,720
Issue of 5,090,000,common shares for cash at $ 0.50 per share and 509,000 common shares as a finders fee on December 7, 2006	5,599,000	56	2,544,944	-	-	-	2,545,000
Net loss for the year	-	-	-	-	-	(2,506,896)	(2,506,896)
Balance, December 31, 2006	32,637,176	326	6,581,574	-	(2,321,280)	(2,668,055)	1,592,565

Subscription funds (Note 8)				2,670,000			2,670,000
Net loss for the period	-	-	-	-	290,160	(727,169)	(437,009)
Balance, March 31, 2007	32,637,176	326	6,581,574	2,670,000	(2,031,120)	(3,395,224)	3,825,556

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative from
	Three	Three	Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2007	2006	2007
	$	$	$

OPERATING ACTIVITIES:
Net loss from operations	(727,169)	(18,078)	(3,395,224)
Items not requiring cash outlay:
- Consulting fees	-	-	40,200
- Forgiveness of debt	-	-	(24,000)
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation	290,160	-	436,880
- Amortization of equipment	2,171	-	3,035
- Amortization of website development cost	834	-	1,667
- Mineral property acquisition	-	-	1,280,000
Cash provided by (used in) changes in operating		-
Assets and liabilities:	-
- Taxes recoverable	1,231	-	(13,014)
- Prepaid expenses and deposit	17,436	-	(46,474)
- Accounts payable and accrued liabilities	(20,721)	(3,600)	35,970
- Advances from related parties	(34,430)	12,000	59,133

Net cash used in operating activities	(470,488)	(9,678)	(1,632,572)

FINANCING ACTIVITIES:
Cost of repurchase of common stock	-	-	(1,000)
Subscription funds received	2,670,000	7,500	2,670,000
Proceeds from issuance of common stock	-	-	2,808,700

Net cash provided by (used in) financing activities	2,670,000	7,500	5,477,700

INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Purchase of equipment	(35,406)	-	(42,953)
Website development costs	-	-	(10,000)

Net cash provided by (used in) investing activities	(35,406)	-	(32,208)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,164,106	(2,178)	3,812,920

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,648,814	51,941	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	3,812,920	49,763	3,812,920

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

			Cumulative from
	Three	Three	Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2007	2006	2007
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	1,906
Taxes	-	-	-
Foreign exchange loss	6,126	-	26,119

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 8,000 of the Company's common shares at $1.25	-	-	10,000

Issuance of 169,512 common shares for services at $0.30 per share on April 2, 2004	-	-	50,000

Donated consulting services	-	-	16,200

On September 6, 2006, 169,336 shares were cancelled and returned to the un-issued share capital of the Company by a former director	-	-	(2)

On November 27, 2006, the Company issued 1,000,000 shares at a deemed price of $1.28 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY	-	-	1,280,000

On November 30, 2006 the Company granted 1,950,000 restricted shares at a deemed price of $1.24 per share to officers of the company	-	-	2,418,000

On December 7, 2006, the Company issued 509,000 units at a deemed value of $0.50 per unit as a finders fee related to the private placement	-	-	254,500

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The Company has incurred a net loss of $(3,395,224) for the period from inception on September 5, 1997 to March 31, 2007 and has no source of revenue. The continuity of the Company's future operations is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accounts of the Company and its wholly owned subsidiary, Finmetal Mining OY ("FM OY"), a company incorporated under the laws of Finland, has been consolidated effective the date of its acquisition on November 27, 2006.

The accounts of the Company and its wholly owned subsidiary, FinMetal Management (BC) Ltd., a company incorporated under the laws of British Columbia, Canada, has been consolidated effective the date of its incorporation on February 15, 2007.

These financial statements have bee prepared in accordance with United States generally accepted accounting principles ("US GAAP"). All significant inter-company transactions have been eliminated on consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2007, the Company has cash and cash equivalents in the amount of $3,731,748 (December 31, 2006: $1,529,869) which are over the federally insured limit. As at March 31, 2007 and December 31, 2006, the Company has $Nil of cash equivalents.

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred. Amortization expense is a total of $834 for the three months ended March 31, 2007 (2006: $nil) and cumulatively $1,667.

Property and Equipment

Furniture and office and computer equipment is carried at cost and is amortized over its estimated useful life at rates of 20 to 30% declining balance per year. Computer software is carried at cost and is amortized on a straight-line basis over two years. The property and equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

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

Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the period ended March 31, 2007 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Basic Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. The Company's basic net loss per share for the three months ended March 31, 2006 has been restated retroactively to reflect the Company's stock splits and reverse stock splits as detailed in Note 5.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2007, the Company does not have any asset retirement obligations.

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

NOTE 3 -DUE TO RELATED PARTIES

The amounts due to related parties of $59,133 (December 31, 2006: $93,563) are due to officers and directors of the Company or companies related to them, on account of expenses paid on behalf of the Company and services rendered. They are non-interest bearing, unsecured and due on demand.

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

Pursuant to an agreement dated January 22, 2007 the Company has the option to acquire a 100% interest in five mineral concessions, known as the Poronmannikko and Sarkiahonkangas projects, located in Finland. Under the terms of the agreement, the company has the right to acquire a 100% interest in two projects by making cash payments totaling €1,000,000. The initial payment of €150,000 is due on or before April 1, 2007 (paid subsequent to March 31, 2007), the 2nd payment of €150,000 is due on or before April 1, 2008, the 3rd payment of €300,000 is due on or before April 1, 2009 and the final payment of €400,000 is due on or before April 1, 2010. Concurrent with ratification of the agreement on May 4, 2007, the Company issued 400,000 common shares as a finders fee. The mineral concessions are subject to a 2% gross proceeds royalty. The agreement was signed with a company which is controlled by the Company's president

(ii) Property and Equipment:
As at March 31, 2007:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	36,161	1,430	34,731
Computer software	5,928	741	5,187
	42,089	2,171	39,918

As at December 31, 2006:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	7,547	864	6,683

NOTE 5 - STOCKHOLDERS' EQUITY

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

On November 30, 2006 the Company granted 1,950,000 restricted shares at a deemed price of $1.24 per share to officers of the company. Fifty percent of these shares vest on January 1, 2008 and the balance on January 1, 2009. Related stock based compensation in the amount of $290,160 was charged to operations during the three months ended March 31, 2007 (2006: $NIL), $96,720 was charged to operations during the fiscal year ended December 31, 2006, the balance in the amount of $ 2,031,120 is deferred and shall be amortized and charged to operations over the vesting period. The deemed price is equal to the market price of the Company's stock on the date of the transaction.

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

Stock Options

No stock options had been granted as at March 31, 2007.

Warrants

As at March 31, 2007, the Company had 5,599,000 warrants outstanding, exercisable at $1.00 per share on or before December 7, 2007 (March 31, 2006: Nil).

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the three months ended March 31, 2007 the Company:

  paid $Nil (2006: $12,000) for consulting and management fees to former directors and officers of the Company.

  paid $86,996 (2006: $nil) for consulting and management fees and management salaries to current officers and directors of the Company.

  signed an option agreement to acquire a 100% interest in five mineral concessions Note 4(i). The agreement was signed with a company which is controlled by the Company's president.

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 7 - COMMITMENTS

  See Notes 4(i) and 9.

  The Company is committed for one year, commencing November 1, 2006, for monthly consulting services in the amount of $ 2,500 each to two parties who provide investment banking, business development strategies and corporate marketing.

  The Company committed for a one year period commencing January 1,2007, to a consulting firm for monthly services in the amount of $1,500, for website maintenance.

  The Company is further committed, commencing May 1, 2007, for monthly consulting services in the amount of $ 17,000 to its Vice President of Exploration.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2007 the Company:

  Completed a $3,045,000 private equity financing consisting of the issuance of 2,436,000 units at $ 1.25 per unit. Each unit consists of one share of common stock, par value $0.00001, and one-half warrant with each full warrant enabling the purchase of one share of common stock, exercisable for twelve months at the exercise price of $ 1.75.

  On May 4, 2007 the Company issued 400,000 shares as a finders' fee pursuant to the acquisition of mineral property interests (Note 4 (i)).

  On April 17, 2007 the Company granted 925,000 restricted shares at a deemed price of $1.45 per share to officers, directors and consultants of the Company. Fifty percent of these shares vest on April 17, 2008 and the balance on April 17, 2009.

  On April 17, 2007 the Company granted 3,350,000 incentive stock options to officers, directors and consultants of the Company to purchase common stock of the Company at a price of $1.25 per common share on or before April 17, 2017 and vesting as to one-quarter of the common shares under the stock option on April 17, 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company's Stock Incentive Plan.

NOTE 9 - GEOGRAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company's areas of operations were primarily in Canada. Since the commencement of acquisition and exploration of mineral properties, the Company's principal operations are in Finland. As at March 31, 2007, the Company does not have any material assets outside of Canada except net long-lived assets of $4,925.

NOTE 10 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

__________

Item 2.            Management's Discussion and Analysis

In this document: (i) the terms "we", "us", "our", the "Company" and "FinMetal" refer to FinMetal Mining Ltd. and its subsidiaries, unless the context otherwise requires; (ii) references to "FinMetal OY" mean FinMetal Mining OY, a wholly-owned subsidiary of the Company, and its subsidiaries; and (iii) "€" refers to Euros and "$" refers to United States dollars.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended March 31, 2007 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three months ended March 31, 2007 included in this Quarterly Report and our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our annual audited financial statements included therein.

Overview

General

We were incorporated on September 5, 1997 under the laws of the State of Nevada. On January 7, 2005, we completed a one new for six old reverse stock split of our shares of common stock. On March 9, 2006, we completed a one new for 100 old reverse stock split of our shares of common stock. On June 13, 2006, we completed an eight new for one old forward stock split of our shares of common stock. These reverse and forward stock splits are reflected in this Quarterly Report. On November 27, 2006, we acquired FinMetal OY. Our authorized capital is 100,000,000 common shares with a par value of $0.00001 per share and our shares trade on the OTC Bulletin Board and the Pink Sheets.

Our Business

We are an exploration stage company engaged in the assessment, acquisition and exploration of mineral properties.

We did not have any operations prior to the acquisition of our wholly-owned subsidiary, FinMetal OY, on November 27, 2006, a corporation organized under the laws of Finland on September 14, 2006. We acquired all of the outstanding shares of FinMetal OY in consideration for the issuance to the shareholder of FinMetal OY of 1,000,000 of our shares of common stock and a payment of €200,000 in cash. In addition, on January 22, 2007, we entered into a letter agreement giving us the exclusive option to acquire a 100% undivided interest in five mineral property concessions registration interest assets located in Northern Finland.

On February 6, 2007, we entered into a share purchase agreement with Magnus Minerals OY ("Magnus"), a private Finnish company, and the shareholders of Magnus, pursuant to which we agreed to acquire all of the issued and outstanding shares of Magnus over a two-year period. Effective March 31, 2007, the agreement was terminated and we have no remaining obligations to Magnus or its shareholders under the subject share purchase agreement.

We plan to seek other potential mining opportunities, mainly in Finland, for acquisition and/or development.

The FinMetal OY Properties

FinMetal OY owns the option to acquire a 100% interest in four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties (the "FinMetal OY Properties"), along with all existing property data. Under the terms of the option, we are required to make payments of €1.0 million in respect of each property over a period of four years. The option payments are to be made annually in respect of each property at the beginning of each year as follows: (i) €100,000 in the first year (a total of €400,000 has been paid); (ii) €100,000 in the second year; (iii) €300,000 in the third year; and (iv) €500,000 in the fourth year; for a total of €4.0 million if all four of the properties are acquired fully. Also, we must satisfy a work commitment of €1.0 million in respect of each property, of which 25% must be conducted annually. No amounts relating to this work commitment have been expended to date. All properties are subject to a 2% net smelter royalty in favour of the original vendors of FinMetal OY.

The company is developing it's 2007 exploration program on these properties. We intend to use modern geophysics to better define drill targets. Techniques used will likely include detailed magnetometry, airborne and down-hole electromagnetometry and high-quality interpretation with a large amount of emphasis on structural geology.

Our proposed exploration program is based upon the expectation that exploration at deeper levels, to depths of up to 1000m, may lead to the discovery of extensions to the known nickel mineralization in several of the prospects. Technical information on the properties include data obtained largely from the Government run Finnish Geological Society and from claim reports filed by Outokumpu Oy. As far as can be determined, grades reported are expressed only as sulphide not total metal. They do not include nickel and copper contained in the silicate rock-forming minerals. This should be taken into account when comparing FinMetal prospect grades with those of other reported deposits where grade may include nickel contained in rock-forming minerals and not metallurgically recoverable.

The Apofas Properties

On January 22, 2007, we entered into a letter agreement (the "Letter Agreement") with Ab Apofas OY ("Apofas"), pursuant to which Apofas granted to us the sole and exclusive option (the "Option") to acquire, subject to a 2% gross proceeds royalty, a 100% undivided interest in and to five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects, which are located in northern Finland (collectively, the "Apofas Properties").

Under the terms of the Letter Agreement, and in order to exercise its Option to acquire the Apofas Properties, the Company is required to make the following non-refundable cash payments to Apofas totalling €1.0 million in the following manner: (i) the first payment of €150,000 is due on or before April 1, 2007 (paid); (ii) the 2nd payment of €150,000 is due on or before April 1, 2008; (iii) the 3rd payment of €300,000 is due on or before April 1, 2009; and (iv) the final payment of €400,000 is due on or before April 1, 2010. The Letter Agreement is subject to a finders fee of 400,000 common shares of the Company (issued).

The Letter Agreement was subject to the following conditions precedent prior to our decision to make the first cash payment thereunder: (a) the completion by the Company of a thorough due diligence investigation in respect of Apofas and the Apofas Properties interests prior to April 1, 2007 (which has been completed); and (b) the execution of a definitive agreement and related documentation in order to evidence the Option prior to the end of the due diligence period (which has been deferred by agreement). Apofas was notified prior to April 1, 2007 that we would be proceeding with the first option payment. The first payment of €150,000 has been made and accepted by Apofas OY.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $3,812,920 and working capital of $3,777,305 at March 31, 2007. We anticipate that we have sufficient funds to enable us to pay our planned expenses for the next 12 months.

However, we will be required to obtain additional financing in order to pursue our plan of operations going forward. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

We have incurred significant losses since inception. As at March 31, 2007, we had cash of $3,812,920 and working capital of $3,777,305. We anticipate that we have sufficient working capital to pursue our business plans for the next 12 months.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Our plan of operations for the next twelve months relates primarily to the FinMetal OY Properties in respect of which we plan to:

  develop our 2007-2008 exploration program on these properties. We intend to use modern geophysics to better define drill targets on our FinMetal OY Properties. Techniques used will likely include detailed magnetometry, airborne and down-hole electromagnetometry and high-quality interpretation with a large amount of emphasis on structural geology;

  our proposed exploration program will be based upon the expectation that exploration at deeper levels, to depths of up to 1000m, may lead to the discovery of extensions to the known nickel mineralization in several of the prospects;

  review and utilize technical information on the FinMetal Properties including data obtained largely from the Government run Finnish Geological Society and from claim reports filed by Outokumpu Oy; and

  seek other potential mining opportunities, mainly in Finland, for acquisition and/or development.

If we are successful in securing exploration interests we will be obligated to complete proposed work programs to maintain our interests in good standing. There can be no certainty as to the costs of the future work programs, however, and we will require additional funds to discharge our exploration obligations. We do not have sufficient capital to satisfy all of our proposed future expenditures and we will rely principally on the issuance of common stock to raise funds to finance the expenditures that we expect to incur should we secure exploration interests. Failure to raise additional funds will result in our failure to meet our obligations and we may be required to relinquish our interest in any permit acquired. We have relied principally on the issuance of common stock in private placements to raise funds to support our business but there can be no assurance that we will be successful in raising additional funds through the issuance of additional equity.

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

We believe our existing cash balances are sufficient to carry out our normal operations for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to our company or on acceptable terms.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets out our loss for the periods indicated:
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative from inception (September 5, 1997) through March 31, 2007
	$	$	$
OPERATING EXPENSES
Amortization - property and equipment	2,171	-	3,035
Amortization - website development costs	834	-	1,666
Bank charges	1,016	82	4,013
Consulting and management fees (Note 5)	377,156	12,000	703,652
Foreign exchange	6,126	-	26,119
Investor communication and promotion	140,074	-	183,218
Office and administrative	6,652	1,123	38,803
Professional fees	29,316	3,768	92,926
Rent	4,108	510	12,280
Telephone	7,736	-	12,264
Transfer agent and filing fees	3,856	595	25,336
Travel and accommodation	143,624	-	242,650
Website maintenance	4,500	-	7,500
Mineral property acquisition and exploration expenditures	-	-	2,079,398

NET OPERATING LOSS	(727,169)	(18,078)	(3,432,860)

OTHER INCOME AND (EXPENSES)
Forgiveness of debt	-	-	24,000
Gain on sale of oil and gas property	-	-	10,745
Interest income	-	-	10,409
Recovery of expenses	-	-	4,982
Write-down of incorporation costs	-	-	(12,500)

NET LOSS FOR THE PERIOD	(727,169)	(18,078)	(3,395,224)

In the three months ended March 31, 2007, our net loss was $727,169, which reflected the ramp-up of our operations due to the acquisition of FinMetal OY and the option in respect of the Apofas Properties. We paid consulting and management fees of $377,156 in the three months ended March 31, 2007, compared to $12,000 in the prior period of 2006. In the three months ended March 31, 2007, we incurred investor communication and promotion expenses of $140,074 and travel and accommodation expenses of $143,624 and professional fees of $29,316 resulting from the acquisition of our current operations.

Liquidity and Capital Resources

During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. We had cash of $3,812,920 as at March 31, 2007 and working capital of $3,777,305. We anticipate that we have sufficient working capital to pursue our business plan for the next twelve months.

However, we will be required to obtain additional financing in order to pursue our plan of operations going forward. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program going forward. In the absence of such financing, we will not be able to continue exploration of our mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2007 was $470,488, which reflected our net loss, compared to $9,678 in the prior period of 2006. Operating activities used cash primarily relating to the payment of amounts due to certain related parties and the payment of accounts payable and accrued liabilities. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the three months ended March 31, 2007, investing activities used cash of $35,406 as a result of the purchase of equipment. There were no investing activities in the three months ended March 31, 2006.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the three months ended March 31, 2007, we raised proceeds of $2,670,000, compared to $7,500 in the prior period of 2006, from the sale of our common stock.

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to March 31, 2007 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Use of Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Item 3.            Controls And Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. This evaluation was conducted with the participation of our chief executive officer and our chief financial officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Conclusions

Based upon their evaluation of our controls, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls.

__________

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.            Unregistered Sales of Equity Securities

On December 7, 2006, we completed a private placement of 5,090,000 units at a price of $0.50 per unit for total proceeds of $2,545,000. Each unit consisted of one share of our common stock and one share purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $1.00 per share exercisable on or before December 7, 2007.

On April 17, 2007, we completed a private placement of 2,436,000 units at a price of $1.25 per unit for total proceeds of $3,045,000. Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each full warrant entitling the holder to purchase one share of our common stock at an exercise price of $1.75 per share for a period of 12 months from the date of issuance.

The private placement transactions were completed in reliance on Rule 506 of Regulation D of the United States Securities Act of 1933, as amended, with respect to investors in the United States, and their reliance on Rule 903 of Regulation S of the Securities Act, with respect to those investors who are not "U.S. Persons" within the meaning of Regulation S, and who were otherwise outside of the United States. Sales to United States investors pursuant to Rule 506 of Regulation D were limited to investors who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINMETAL MINING LTD.
Dated: May 15, 2007. Per:	/s/ "Daniel Hunter" Daniel Hunter Chief Executive Officer

__________