Form 10QSB
period 2007-09-30
Finmetal Mining Ltd.
filed 2007-11-16
CIK 1045929

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,398,176 shares of common stock as of November 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

FINMETAL MINING LTD.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the Securities and Exchange Commission. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim consolidated financial statements of FinMetal Mining Ltd. are included in this Quarterly Report on Form 10-QSB:

Description	Page
Interim Consolidated Balance Sheets as at September 30, 2007 and December 31, 2006:	4
Interim Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2007 and 2006 and for the period from September 5, 1997 (Date of Inception) to September 30, 2007:	5
Interim Consolidated Statements of Stockholders' Equity (Deficiency) for the period from January 1, 2006 to September 30, 2007:	6
Interim Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006 and for the period from September 5, 1997 (Date of Inception) to September 30, 2007:	7
Notes to Interim Consolidated Financial Statements:	9

__________

________________________________________________________________________________

FINMETAL MINING LTD.

(An Exploration Stage Company)
(Unaudited - Prepared by Management)

INTERIM CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________

	September 30,	December 31,
As at	2007	2006
	$	$
ASSETS

Current

Cash and cash equivalents	2,631,228	1,648,814
Taxes recoverable	12,866	14,245
Exploration program advances	217,868	-
Prepaid expenses and deposit	10,674	63,910

Total Current Assets	2,872,636	1,726,969

Property and equipment, net of accumulated amortization
of $6,514 (December 31, 2006 - $864) (Note 4(ii))	35,575	6,683

Website development cost, net of accumulated amortization
of $3,333 (December 31, 2006 - $833)	6,667	9,167

Total Assets	2,914,878	1,742,819

LIABILITIES

Current

Accounts payable and accrued liabilities	90,182	56,691
Amounts due to related parties (Note 3)	56,947	93,563

Total Current Liabilities	147,130	150,254

STOCKHOLDERS' EQUITY

Common stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 36,398,176 shares (December 31, 2006: 32,637,176 shares)	364	326

Additional paid-in capital	14,049,983	6,581,574

Deferred stock based compensation (Note 5)	(2,520,074)	(2,321,280)

(Deficit) accumulated during the exploration stage	(8,762,525)	(2,668,055)

Total Stockholders' Equity	2,767,748	1,592,565

Total Liabilities and Stockholders' Equity	2,914,878	1,742,819

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS
NOTE 7 - COMMITMENTS
NOTE 8 - SUBSEQUENT EVENTS

See accompanying Notes to the Consolidated Financial Statements

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
________________________________________________________________________________
							Cumulative
							From
							Inception on
							September 5,
	Fiscal quarter ended			Nine months ended			1997 to
	September 30			September 30			September 30,
	2007		2006	2007		2006	2007

REVENUE	$-		$-	$-		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES

Amortization - property and equipment	2,171		-	6,514		-	7,378
Amortization - website development costs	833		-	2,500		-	3,333
Bank charges	605		239	1,854		601	4,851
Consulting and management fees	87,155		6,000	258,424		45,000	488,200
Consulting and management fees - Stock based compensation (Note 5)	1,381,479		-	3,901,103		-	3997,823
Foreign exchange (gain) loss	(4,639)		-	(4,698)		106	15,295
Investor communication and promotion	78,405		-	237,318		-	280,462
Office and administrative	6,324		4,328	17,166		28,084	49,316
Professional fees	32,700		1,509	121,620		6,392	185,230
Rent	3,583		636	11,661		1,781	19,833
Telephone	6,747		-	26,158		-	30,683
Transfer agent and filing fees	1,194		70	12,306		3,046	33,786
Travel and accommodation	30,452		-	190,765		-	289,791
Website maintenance	4,500		-	13,500		-	16,500
Mineral property acquisition and exploration expenditures	130,132		-	1,360,184		-	3,439,582

	1,761,641		12,782	6,156,375		85,010	8,862,066

NET OPERATING LOSS	(1,761,641)		(12,782)	(6,156,375)		(85,010)	(8,862,066)

OTHER INCOME AND (EXPENSES)
Forgiveness of debt	-		-	-		-	24,000
Gain on sale of oil and gas property	-		-	-		-	10,745
Interest income	28,022		-	61,905		-	72,314
Recovery of expenses	-		-	-		-	4,982
Write-down of incorporation cost	-		-	-		-	(12,500)

Net loss	$(1,733,619)		$(12,782)	$(6,094,470)		$(85,010)	$(8,762,525)

Net loss per share	$(0.05)	$	$(0.01)	$(0.18)	$	$ (0.01)

Weighted average shares outstanding	36,398,176		24,213,337	34,840,568		15,803,065

See accompanying Notes to the Financial Statements

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
________________________________________________________________________________

From December 31, 2005 to September 30, 2007:
	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Based Compensation	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$
Balance, December 31, 2005	257,512	3	188,897	-	(161,159)	27,741
Issue of common stock for cash at $0.00625 per share on April 7, 2006	24,000,000	240	149,760	-	-	150,000
Cancellation of shares on September 6, 2006	(169,336)	(2)	2	-	-	-
Issue of common stock on purchase of Finmetal Mining Oy at a deemed value of $1.28 per share on November 27, 2006 (Note 6)	1,000,000	10	1,279,990	-	-	1,280,000
Stock grant issued as stock based compensation at a deemed value of $1.24 per share on November 30, 2006 (Note 5)	1,950,000	19	2,417,981	(2,321,280)	-	96,720
Issue of 5,090,000,common shares for cash at $ 0.50 per share and 509,000 common shares as a finders fee on December 7, 2006	5,599,000	56	2,544,944	-	-	2,545,000
Net loss for the year	-	-	-	-	(2,506,896)	(2,506,896)
Balance, December 31, 2006	32,637,176	326	6,581,574	(2,321,280)	(2,668,055)	1,592,565
Issue of 2,436,000,common shares for cash at $ 1.25 per unit on April 17, 2007, net of finders fees of $212,450	2,436,000	25	2,832,525	-	-	2,832,550
Stock grant issued as stock based compensation at a deemed value of $1.45 per share on April 17, 2007 (Note 5)	925,000	9	1,341,241	(1,341,250)	-	-
Issue of 400,000 common shares as a finders fee for mineral interests at a deemed value of $1.34 on May 4, 2007 (Note 4 (i))	400,000	4	535,996	-	-	536,000
Stock based compensation on granting of stock options and stock (Note 5)			2,758,647	1,142,456	-	3,901,103
Net loss for the period	-	-		-	(6,094,470)	(6,094,470)
Balance, September 30, 2007	36,398,176	364	14,049,983	(2,520,074)	(8,762,525)	2,767,748

See accompanying Notes to the Consolidated Financial Statements

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
________________________________________________________________________________
			Cumulative from
	Nine	Nine	Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2007	2006	2007
	$	$	$

OPERATING ACTIVITIES:
Net loss from operations	(6,094,470)	(85,010)	(8,762,525)
Items not requiring cash outlay:
- Consulting fees	-	-	40,200
- Forgiveness of debt	-	-	(24,000)
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation	3,901,103	-	4,047,823
- Amortization of equipment	6,514	-	7,378
- Amortization of website development cost	2,500	-	3,333
- Mineral property acquisition	536,000	-	1,816,000
Cash provided by (used in) changes in operating
Assets and liabilities:
- Taxes recoverable	1,379	-	(12,866)
- Exploration program advances	(217,868)	-	(217,868)
- Prepaid expenses and deposit	53,236	-	(10,674)
- Accounts payable and accrued liabilities	33,490	13,035	90,182
- Advances from related parties	(36,616)	25,000	56,947

Net cash used in operating activities	(1,814,730)	(46,975)	(2,976,814)

FINANCING ACTIVITIES:
Cost of repurchase of common stock	-	-	(1,000)
Proceeds from issuance of common stock	2,832,550	150,000	5,641,250

Net cash provided by (used in) financing activities	2,832,550	150,000	5,640,250

INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Purchase of equipment	(35,406)	-	(42,953)
Website development costs	-	-	(10,000)

Net cash provided by (used in) investing activities	(35,406)	-	(32,208)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	982,414	103,025	2,631,228

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,648,814	51,941	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,631,228	154,966	2,631,228

See accompanying Notes to the Consolidated Financial Statements

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
________________________________________________________________________________

			Cumulative from
	Nine	Nine	Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2007	2006	2007
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	1,906
Taxes	-	-	-
Foreign exchange (gain) loss	(4,639)	-	15,295

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 8,000 of the Company's common shares at $1.25	-	-	10,000

Issuance of 169,512 common shares for services at $0.30 per share on April 2, 2004	-	-	50,000

Donated consulting services	-	-	16,200

On September 6, 2006, 169,336 shares were cancelled and returned to the un-issued share capital of the Company by a former director	-	-	(2)

On November 27, 2006, the Company issued 1,000,000 shares at a deemed price of $1.28 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY	-	-	1,280,000

On December 7, 2006, the Company issued 509,000 units at a deemed value of $0.50 per unit as a finders fee related to the private placement	-	-	254,500

On May 4, 2007 the Company issued 400,000 common shares at a deemed price of $1.34 per share as a finders' fee pursuant to the acquisition of mineral property interests	536,000	-	536,000

See accompanying Notes to the Consolidated Financial Statements

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

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

The Company has incurred a net loss of $(8,762,525) for the period from inception on September 5, 1997 to September 30, 2007 and has no source of revenue. The continuity of the Company's future operations is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

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

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2007, the Company has cash and cash equivalents in the amount of $2,578,298 (December 31, 2006: $1,529,869) which are over the federally insured limit. As at September 30, 2007 and December 31, 2006, the Company has $Nil of cash equivalents.

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred. Amortization expense is a total of $2,500 for the nine months ended September 30, 2007 (2006: $nil) and cumulatively $3,333.

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

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the period ended September 30, 2007 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Basic Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. The Company's basic net loss per share for the nine months ended September 30, 2006 has been restated retroactively to reflect the Company's stock splits and reverse stock splits as detailed in Note 5.

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2007, the Company does not have any asset retirement obligations.

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

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

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

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

NOTE 3 -DUE TO RELATED PARTIES

The amounts due to related parties of $56,947 (December 31, 2006: $93,563) are due to officers and directors of the Company or companies related to them, on account of expenses paid on behalf of the Company and services rendered. They are non-interest bearing, unsecured and due on demand.

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

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

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

(ii) Property and Equipment:
As at September 30, 2007:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	36,161	3,550	32,611
Computer software	5,928	2,964	2,964
	42,089	6,514	35,575

As at December 31, 2006:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	7,547	864	6,683

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

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

On November 30, 2006 the Company granted 1,950,000 restricted shares at a deemed price of $1.24 per share to officers of the company. Fifty percent of these shares vest on January 1, 2008 and the balance on January 1, 2009. Related stock based compensation in the amount of $870,480 was charged to operations during the nine months ended September 30, 2007 (2006: $NIL), $96,720 was charged to operations during the fiscal year ended December 31, 2006, the balance in the amount of $ 1,450,800 is deferred and shall be amortized and charged to operations over the vesting period. The deemed price is equal to the market price of the Company's stock on the date of the transaction.

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

On April 17, 2007 the Company granted 925,000 restricted shares at a deemed price of $1.45 per share to officers, directors and consultants of the Company. Fifty percent of these shares vest on April 17, 2008 and the balance on April 17, 2009. Related stock based compensation in the amount of $271,976 was charged to operations during the nine months ended September 30, 2007 (2006: $NIL), the balance in the amount of $ 1,069,274 is deferred and shall be amortized and charged to operations over the vesting period. The deemed price is equal to the market price of the Company's stock on the date of the transaction.

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

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

The weighted average fair value of the options granted in was estimated at $1.24 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 5 years. Related stock based compensation in the amount of $2,758,647 was charged to operations during the nine months ended September 30, 2007 (2006: $NIL).

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

Warrants

As at September 30, 2007, the Company had 5,599,000 warrants outstanding, exercisable at $1.00 per share on or before December 7, 2007. (September 30, 2006: Nil).

As at September 30, 2007, the Company had 1,387,960 warrants outstanding, exercisable at $1.75 per share on or before April 17, 2008. (September 30, 2006: Nil).

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows: 78,332

During the nine months ended September 30, 2007 the Company:

  paid $Nil (2006: $24,000) for consulting and management fees to former directors and officers of the Company.

  paid $258,424 (2006: $nil) for consulting and management fees and management salaries to current officers and directors of the Company.

  paid $99,103 for consulting fees included in mineral property acquisition and exploration expenditures, to a company controlled by the Vice-President of Exploration, $for consulting fees included in mineral exploration expenditures, to companies controlled by the President.

  signed an option agreement to acquire a 100% interest in five mineral concessions Note 4(i). The agreement was signed with a company which is controlled by the Company's president.

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 7 - COMMITMENTS

  See Notes 4(i) and 9.

  The Company is committed for one year, commencing November 1, 2006, for monthly consulting services in the amount of $ 2,500 each to two parties who provide investment banking, business development strategies and corporate marketing. In the third quarter ended September 30, 2007, the company terminated one of these agreements.

  The Company committed for a one year period commencing January 1,2007, to a consulting firm for monthly services in the amount of $1,500, for website maintenance.

  The Company is further committed, commencing May 1, 2007, for monthly consulting services in the amount of $ 17,000 to its Vice President of Exploration.

  The Company committed pursuant to a geophysical survey agreement to spend $761,225 to conduct airborne geophysical surveys commencing on June 18, 2007 and, unless renewed by mutual agreement in writing, to terminate on December 18, 2007. As at September 30, 2007 the Company had advanced $217,868 pursuant to this contract.

NOTE 8 - SUBSEQUENT EVENTS

None.

________________________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)
[Unaudited - Prepared by Management]

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________
SEPTEMBER 30, 2007
________________________________________________________________________________

NOTE 9 - GEOGRAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company's areas of operations were primarily in Canada. Since the commencement of acquisition and exploration of mineral properties, the Company's principal operations are in Finland. As at September 30, 2007, the Company does not have any material assets outside of Canada except net long-lived assets of $4,268.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2007 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the nine months ended September 30, 2007 included in this Quarterly Report and our Annual Report on Form 10-KSB for the year ended December 31, 2006, including our annual audited financial statements included therein.

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

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $2,631,228 and working capital of $2,725,506 at September 30, 2007. We anticipate that we have sufficient funds to enable us to pay our planned expenses for the next 12 months.

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

We have incurred significant losses since inception. As at September 30, 2007, we had cash of $2,631,228 and working capital of $2,725,506. We anticipate that we will require approximately $2,500,000 to pursue our plan of operations for the next 12 months and believe that we have sufficient working capital for the next 12 months.

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

  fly an airborne geophysical survey agreement with Aeroquest Limited of Mississauga Ontario mainly focusing on the Enonkoski area. The survey, designed to locate conductive minerals associated with nickel using an AeroTEM II system, which is a high resolution helicopter-borne electromagnetic (EM) system, commenced in October 2007 and is expected to be completed by the spring of 2008. We are scheduled to fly in excess of 6000 line kilometers over several of FinMetal's nickel properties in Finland;

  conduct an "open-hole" program at Halvala to determine which existing historical boreholes can be located and surveyed with borehole electromagnetic (BHEM) surveys. Subsequent to the drillhole testing program, the collars will be surveyed with differential GPS. This information will be used to improve the 3-dimensional model of the Halvala deposit as we move closer to a drill program. We completed a BHEM survey of the open holes in October 2007 and anticipate that we will commence a drill program in early 2008;

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

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets out our consolidated loss for the periods indicated:

			Cumulative
			From
			Inception on
			September 5,
	Nine months ended		1997 to
	September 30		September 30,
	2007	2006	2007

REVENUE	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES

Amortization - property and equipment Amortization - website development costs Bank charges Consulting and management fees Stock based compensation Foreign exchange loss Investor communication and promotion Office and administrative Professional fees Rent Telephone Transfer agent and filing fees Travel and accommodation Website maintenance Mineral property acquisition and exploration expenditures	6,514	-	7,378
	2,500	-	3,333
	1,854	601	4,851
	258,424	45,000	488,200
	3,901,103	-	3,997,823
	(4,698)	106	15,295
	237,318	-	280,462
	17,166	28,084	49,316
	121,620	6,392	185,230
	11,661	1,781	19,833
	26,158	-	30,686
	12,306	3,046	33,786
	190,765	-	289,791
	13,500	-	16,500
	1,360,184	-	3,439,582

	6,156,375	85,010	8,862,066

NET OPERATING LOSS	(6,156,375)	(85,010)	(8,862,066)

OTHER INCOME AND (EXPENSES)
Forgiveness of debt	-	-	24,000
Gain on sale of oil and gas property	-	-	10,745
Interest income	61,905	-	72,314
Recovery of expenses	-	-	4,982
Write-down of incorporation cost	-	-	(12,500)

Net loss	$(6,094,470)	$(85,010)	$(8,762,525)

In the nine months ended September 30, 2007, our net loss was $6,094,470, which reflected the ramp-up of our operations due to the acquisition of FinMetal OY, the option in respect of the Apofas Properties and the option in respect of the Magnus Properties. We paid consulting and management fees of $258,424 in the nine months ended September 30, 2007, compared to $45,000 in the prior period of 2006. In the nine months ended September 30, 2007, we incurred investor communication and promotion expenses of $237,318 and travel and accommodation expenses of $190,765 and professional fees of $121,620 resulting from the acquisition of our current operations.

We also recorded stock based compensation included in consulting fees in the amount of $3,901,103 compared to $nil in the prior period of 2006. Although the assumptions used to record stock compensation expense reflect management's best estimates, they involve inherent uncertainties based on market conditions generally outside of the control of the Company. If other assumptions were used, stock-based compensation expense could be significantly impacted. As stock options are exercised, the proceeds received on exercise are credited to stockholders' equity.

Liquidity and Capital Resources

During the 12 month period following the date of this Quarterly Report, we anticipate that we will not generate any revenue. We had cash of $2,631,228 as at September 30, 2007 and working capital of $2,725,506. We anticipate that we will require approximately $2,500,000 to pursue our plan of operations for the next 12 months and believe that we have sufficient working capital for the next 12 months.

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

Cash Used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2007 was $1,814,730, which reflected our net loss, compared to $46,975 in the prior period of 2006. Operating activities used cash primarily relating to the payment of amounts due to certain related parties and the payment of exploration program advances, partially offset by increases in accounts payable and accrued liabilities. We anticipate that cash used in operating activities will increase in 2007 as we pursue our plan of operations.

Cash Used In Investing Activities

In the nine months ended September 30, 2007, investing activities used cash of $35,406 as a result of the purchase of equipment. There were no investing activities in the nine months ended September 30, 2006.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock. In the nine months ended September 30, 2007, we raised net proceeds of $2,832,550, compared to $150,000 in the prior period of 2006, from the sale of our common stock.

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to September 30, 2007 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.          Controls And Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. This evaluation was conducted with the participation of our chief executive officer and our chief financial officer.

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

Conclusions

Based upon their evaluation of our controls, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls.

__________

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.             Unregistered Sales of Equity Securities

During the quarterly period ended September 30, 2007, we did not make any sales of unregistered equity securities.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINMETAL MINING LTD.
Dated: November 14, 2007. Per:	/s/ "Daniel Hunter" Daniel Hunter Chief Executive Officer

__________