Form 10KSB
period 2007-12-31
Finmetal Mining Ltd.
filed 2008-04-15
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File: 000-51203

FINMETAL MINING LTD.
(Name of Small Business Issuer in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

666 Burrard Street, Suite 500, Vancouver, British Columbia, Canada V6C 2X8
(Address of Principal Executive Offices including Zip Code)

(604) 601-2040
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.0001.
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15J(d) of the Exchange Act. ☐ ..

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of April 11, 2008, was approximately $2,140,680.

The number of shares outstanding of the issuer's common stock as of April 11, 2007 was 34,448,176.

Transitional Small Business Disclosure Format: ☐ YES  ☒ NO.

__________

__________

FORWARD-LOOKING STATEMENTS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors, including the risks in the section titled "Risk Factors" below, that may cause our actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

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

We did not have any operations prior to the acquisition of our wholly-owned subsidiary, FinMetal OY, a corporation organized under the laws of Finland, on November 27, 2006. We acquired all of the outstanding shares of FinMetal OY in consideration for the issuance to the shareholder of FinMetal OY of 1,000,000 of our shares of common stock and a payment of €211,482 in cash (including €11,482 representing transfer taxes). As more fully described herein, at the time we acquired FinMetal OY, FinMetal OY owned the option to acquire a 100% interest in four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties, along with all existing property data (collectively, the "FinMetal Oy Properties").

On January 22, 2007, we entered into a letter agreement with Ab Apofas OY ("Apofas"), pursuant to which Apofas granted to us the sole and exclusive option to acquire, subject to a 2% gross proceeds royalty, a 100% undivided interest in and to five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects, which are located in northern Finland (collectively, the "Apofas Properties" and also known as the Oijarvi Gold Project).

On June 11, 2007, we entered into a definitive Mineral Property Option and Joint Venture Agreement with Magnus Minerals OY, a Finnish corporation, ("Magnus"), pursuant to which we and Magnus agreed to an option and a joint venture to explore the "Enonkoski area" in Finland (collectively, the "Enonkoski Property") primarily for nickel-copper-platinum group elements. It is intended that we will be the operator of the joint venture and can earn a 51% interest in certain valid claim reservations and pending claims comprising the Enonkoski Property by fulfilling $10 million in work commitments and €3 million in option payments, as more fully described below.

The FinMetal Oy Properties

Our Ownership Interest

As indicated above, we acquired our wholly owned subsidiary, FinMetal Oy, on November 27, 2006. At the time we acquired FinMetal OY, FinMetal OY owned the option, pursuant to an October 6, 2006 option agreement by and between FinMetal Oy and Magnus Minerals OY ("Magnus"), to acquire a 100% interest in four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties, along with all existing property data. Under the original terms of the option agreement, FinMetal Oy would earn the interest in such properties (i) by paying option payments of 1,000,000 euros in cash for each property (that is, 4,000,000 euros with respect to all four properties) over a period of four years, to be paid annually at the beginning of each year with respect to each property as follows: 100,000 euros in the first year, 100,000 euros in the second year, 300,000 euros in the third year, and 500,000 euros in the fourth year, and (ii) by making a work commitment of 1,000,000 euros on each property (for a total work commitment of 4,000,000 euros), of which 25% must be conducted each year over a period of four years. All properties are subject to a 2% net smelter royalty in favour of Magnus.

On December 28, 2007, FinMetal Oy and Magnus entered into Amendment No. 1 to the option agreement, pursuant to which the terms of the original option agreement were amended as follows:

  the due date of the second option payment of 100,000 euros with respect to the Rautavaara property shall be extended to April 30, 2008 in consideration of a 10,000 euro extension payment (which has been paid) and by FinMetal Oy keeping the claims in good standing by paying the applicable government and landowner payments according to Finnish law;

  after the abovementioned extension payment has been paid and the second year option payment has been paid with respect to the Rautavaara property, the due date of the first year work commitment of 250,000 euros with respect to such property shall be extended such that such work commitment shall not be due until August 31, 2008; and

  the due date of the first year work commitment of 250,000 euros with respect to the Tainiovarra property shall be extended such that such work commitment shall not be due until May 31, 2008.

In addition, the parties to the amendment acknowledged therein that FinMetal Oy decided not to exercise the second year option with respect to each of the Petrovaara and Poskijärvi-Kokka properties and that full interest in and to such properties (including claims in good standing for at least one year, and all data and information both old and new gathered by FinMetal Oy) shall be transferred to Magnus within one month at FinMetal Mining Oy's expense, and thereafter FinMetal Oy shall have foregone any claim on the Petrovaara and Poskijärvi-Kokka properties.

Claims Granted by Government

The FinMetal Oy property interests, like all mining claim reservations and claims in Finland, are granted by the Finnish government, through the Ministry of Employment and Economy (formerly known as the Ministry of Trade and Economy).

Identifying Information

Identifying information with respect to the claims comprising the FinMetal Oy Properties in which we maintain an interest as of the date of this annual report is set forth in the following table:

Property Name	Claim Reservation Number	Claim Reservation Area
Rautavaara

8245/1 (Rauta 1)
8245/2 (Rauta 2)
8245/3 (Rauta 3)
8245/4 (Rauta 4)
8245/5 (Rauta 5)
8245/6 (Rauta 6)
8245/7 (Rauta 7)
8245/8 (Rauta 8)
8245/9 (Rauta 9)
8245/10 (Rauta 10)
8245/11 (Rauta 11)
Claims approved by Finnish Government

17.6 square kilometres
Tainiovaara	8288/1 (Tainovaara 1) Claims approved by Finnish Government	8.3 square kilometres

Location and Access

Rautavaara

The Rautavaara property is located in central Finland, approximately 400 kilometres northeast of Helsinki. Rautavaara is adjacent to a provincial highway and is accessible via paved and gravel roads. The city of Kuopio, 70 kilometres southwest of Rautavaara, has a regional airport and is serviced by high-speed rail. The following maps shows the location of the Rautavaara property:

Tainiovaara

The Tainiovaara property is located in eastern Finland, approximately 440 kilometres northeast of Helsinki. Tainiovaara is near a provincial highway and is accessible via paved and gravel roads. Joensuu, located approximately 80 kilometres to the south of the property, is served by air and rail. The following map shows the general location of the Tainiovaara property:

Formations and Mineralization

Rautavaara

The Rautavaara property is located in the 150-kilometer long Kainuu Schist Belt (KSB). Rautavaara is in a similar geological setting as Talviaara to the north and is hosted by analogous rocks: altered ultramafics (serpentinites), quartzites, skarns, sediments and black schists. Rautavaara is a Ni-Cu-Zn deposit, situated along a 10-kilometer long northwest-southeast trending geophysical anomaly.

Tainiovaara

The Tainovaara property is situated in a fragment of Archaean greenstone belt within Late Archaean granitoid-gneiss rocks and is likely the displaced southern extension of the Kuhmo Greenstone Belt. The deposit is situated on a northwest-southeast trending magnetic anomaly in komatiitic ultramafics rocks in a similar geological setting as known deposits of nickel being mined in the Kambalda district of Western Australia and the "Raglan-type" deposits of Northern Quebec. The mineralization at Tainiovaara is a flattened, pipe-like body that plunges from surface in a direction of N25W at 40 to 45 degrees. The body in cross section has an elliptical shape with a short axis of about 30 to 40 meters and a long (sub vertical) axis of some 60 meters. The length of the body intersected with previous holes is about 120 meters.

Prior Work Completed

Rautavaara

The Rautavaara property was subject to exploration by the Geological Survey of Finland (GTK) during the late 1970s and early 1980s. Work consisted of bedrock mapping, diamond drilling and ground geophysics. Work by GTK has identified the surface extent of the mineralization at the north end of the property to measure approximately 300 meters by 250 meters, based on limited drilling and ground magnetics. Five widely spaced holes at the north end of the property drilled in the late 1970s by GTK revealed a drill indicated potential copper, nickel zinc and cobalt.

Tainiovaara

In the late 1970s, the Geological Survey of Finland (GTK) carried out a ground magnetic survey, trenching with point sampling, and drilled 14 holes totalling 1517 meters on the Tainovaara property.

Infrastructure

There are no existing plants, infrastructure or equipment on the Rautavaara or Tainiovaara properties. All of the properties have good access to both power and water as Finland has a highly advanced transportation and power network and the country has numerous fresh water lakes.

The Apofas Properties

Our Ownership Interest

Under the terms of our January 22, 2007 letter agreement with Apofas, and in order to exercise our option to acquire a 100% undivided interest in and to five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects (subject to a 2% gross proceeds royalty), we are required to make the following non-refundable cash payments to Apofas totalling €1.0 million in the following manner: (i) the first payment of €150,000 is due on or before April 1, 2007 (paid); (ii) the 2nd payment of €150,000 is due on or before April 1, 2008 (subsequently extended by agreement to be paid by April 30, 2008); (iii) the 3rd payment of €300,000 is due on or before April 1, 2009; and (iv) the final payment of €400,000 is due on or before April 1, 2010.

Our letter agreement with Apofas was subject to the following conditions precedent prior to the our decision to make the first cash payment thereunder: (a) the completion by us of a thorough due diligence investigation in respect of Apofas and the Apofas Properties interests prior to April 1, 2007 (which has been completed); and (b) the execution of a definitive agreement and related documentation in order to evidence the option prior to the end of the due diligence period, which has been deferred by agreement).

Claims Granted by Government

The Apofas property interests, like all mining claim reservations and claims in Finland, are granted by the Finnish government, through the Ministry of Employment and Economy (formerly known as the Ministry of Trade and Economy).

Identifying Information

Identifying information with respect to the claims comprising the Apofas Properties is set forth in the following table:
Claim Numbers
8335/1 and 8335/2
8336/1 and 8336/2
8337/1, 8337/2, 8337/3 and 8337/4
8338/1, 8338/2 and 8338/3

Location and Access

The Poronmannikko and Sarkiahonkangas gold prospects are located in northern Finland approximately 65 kilometres east of the town of Kemi, in northern Finland. The closest airports are Oulu (90 kilometres) and Kemi (85 kilometres). It is 40 kilometres to the railway line. The following map shows the general location of these properties, which are also known as the "Oijarvi Gold Project".

Formations and Mineralization

The Oijärvi greenstone belt is a discontinuous zone with a north-south trend approximately 80 kilometres long and 1 to 8 kilometres wide, with a 10-kilometer long branch towards the west in its central part. Granitoids and gneisses of the Archean tonalite-trondhjemite-granodiorite series surround the greenstone belt. The widest and best known central part of the greenstone belt consists of steeply dipping (50-90º) massive and pillow lava structured mafic and massive ultramafic volcanic rocks which are, according to their chemical compositions, Fe-tholeiites, Mg-tholeiites, Cr-rich basalts, basaltic komatiites and komatiites. Fine-grained and locally graphite-bearing mica schists and tuffites occur as interlayers in the volcanic rock sequence. In the middle of the volcanic sequence there occurs a narrow zone of quartz-sericite and sericite schists. The western part of the greenstone belt consists of mica schists, greywackes and graphite schists. The supracrustal rocks are intruded by quartz-feldspar porphyry dykes and small tonalitic intrusions, which according to yet unpublished U-Pb zircon age determinations are late Archean in age. Thus the Oijärvi greenstone belt may be considered a typical late Archean greenstone belt.

Metal association and the style of alteration point towards an epithermal origin. If they are epithermal, it appears that the deposit was metamorphosed after mineralization. Gold mineralization is characterized by quartz-carbonate vein arrays surrounded by altered volcanic rocks within the intensely sheared domains of the main shear zone. The principal sulphide mineral is pyrrhotite with associated minor amounts of pyrite and arsenopyrite. All detected gold occurs in free native form and is associated with the sulphides and the quartz-carbonate gangue. The host rocks of the mineralization are sericitized and silicified felsic dykes and mica schists. Gold, at least where visible, occurs as coarse grains in quartz and quartz-carbonate veins and in the sericitized surroundings. In addition to gold, pyrite and pyrrhotite with occasional chalcopyrite and arsenopyrite occur usually as fine disseminations in altered felsic dykes and mica schists and as coarser grains in quartz veins.

Prior Work Completed

The studies within the Oijärvi greenstone belt have been mainly aimed at unravelling the general geology and evaluating the ore potential of the area. In investigations, promising gold mineralizations have been located, although the share of targeted mineral exploration overall has been small.

Low altitude aeromagnetic data from the area was made public in 1994 and the analytical results of a regional till sampling were completed concomitantly. On the basis of the aeromagnetic data it appears that a greenstone belt with associated conductors and magnetic anomalies exists in the area. As the till geochemistry also bore indications of Au, Zn, Pb, Cu and Ni, the GTK commenced in 1995 preliminary investigations within the area. Geological Survey of Finland did grassroots exploration in the areas in 1994 to 1999, including low-altitude airborne (30-40 meter flight altitude) magnetic, electromagnetic and radiometric survey, ground magnetic, gravimetric, slingram, self potential, IP and VLF-R survey, regional till stratigraphy and geochemical survey. Also, bedrock mapping, local till stratigraphy and geochemical survey, and diamond drilling has been done in the Poromännikkö area. There is no outcrop and no drilling has been done in the Särkiahonkangas area, and only one ground geophysical survey line crosses that area. Gold grades have been detected in till nearly throughout the northern claim areas. Also anomalous gold grades, auriferous quartz-carbonate veins, and extensive alteration have been detected in bedrock (in outcrop and in diamond-drill core) in the area, near the sheared contact zones between quartzitic and volcanic rock units.

Infrastructure

There are no existing plants, infrastructure or equipment on any of these properties, but they do have access to transportation, power and water.

The Enonkoski Property

Our Ownership Interest

On June 11, 2007, we entered into a definitive Mineral Property Option and Joint Venture Agreement with Magnus Minerals OY, a Finnish corporation, ("Magnus"), pursuant to which we and Magnus agreed to an option and a joint venture to explore the "Enonkoski area" in Finland (collectively, the "Enonkoski Property") primarily for nickel-copper-platinum group elements. It is intended that we will be the operator of the joint venture and can earn a 51% interest in certain valid claim reservations and pending claims comprising the Enonkoski Property by fulfilling $10 million in work commitments and €3 million in option payments, as more fully described below.

In order to exercise our option, we will be required to spend $10 million in work commitments with minimum expenditures as follows: (a) $1.8 million by November 30, 2008; (b) $2.2 million by November 30, 2009; (c) $2.8 million by November 30, 2010; and (d) $3.2 million by November 30, 2011. In addition, we will be required to make a total of €3 million in option payments to Magnus over four years as follows: (a) €30,000 by May 22, 2007 (which payment has now been made); (b) €270,000 upon execution of the Option Agreement (which payment has been made); (c) €600,000 by November 30, 2008, (d) €900,000 by November 30, 2009; and (e) €1,200,000 by November 30, 2010.

We must spend 50% or more of our work commitments ($5 million) and option payments (€1.5 million) before any earn-in is realized. Once the 50% has been reached, we will have a 25.5% interest in the Enonkoski Property and our interest will increase proportional to our work commitments and option payments to the maximum of 51%, at which point both our and Magnus' interests are to be converted to working interests.

Claims Granted by Government

The Enonkoski property interests, like all mining claim reservations and claims in Finland, are granted by the Finnish government, through the Ministry of Employment and Economy (formerly known as the Ministry of Trade and Economy).

Identifying Information

Identifying information with respect to the mineral claims comprising the Enonkoski Property is set forth in the following table:
Reservation name	Claim Name (pending applications)	Concession code	Expiry yy.mm.dd	Registered Owner
Hälvälä 4		2007/04	08.01.09	Oy SES Finland Ltd.
Hälvälä 5 - 8		2007/12	08.01 16	Magnus Minerals Oy
Kangaslampi 1-3		2006/203	07.09.18	Magnus Minerals Oy
	Hälvälä	8212/1		FinMetal Oy
	Hälvälä N	8323/3		Magnus Minerals Oy
	Hälvälä E	8323/2		Magnus Minerals Oy
	Hälvälä S	8323/4		Magnus Minerals Oy
	Hälvälä W	8323/1		Magnus Minerals Oy
	Kalvosenjärvi	8324/3		Magnus Minerals Oy
	Kelkkalampi	8324/1		Magnus Minerals Oy
	Laukunlampi	8324/2		Magnus Minerals Oy
	Muhola	8324/4		Magnus Minerals Oy
	Sulkavanniemi	8334/1		Magnus Minerals Oy

Location and Access

The Enonkoski property is located in eastern Finland, approximately 400 kilometres northeast of Helsinki. The following map shows the location of the Enonkoski property interests.

ENONKOSKI BELT - AREA OF INTEREST

Varkaus
HAUKIVESI
Savonlinna
Legend
Area of Interest
Claims (Pending)
Reservations (Granted)
3540000
3550000
3560000
3570000
3580000
3590000
3600000
3610000
3620000
6920000
6910000
6900000
6890000
6880000
6870000
6860000
0
10
km

May, 2007

Formations and Mineralization

The Enonkoski Belt is a 60 kilometer long northwest trending sequence of mid-Proterozoic supracrustal rocks within the southeastern portion of the "Central Ore Belt", which host most of the known base metal deposits of Finland. Nickel deposits and prospects within the Belt are associated with mafic/ultramafic bodies intruding sequences of siliceous black schists. Hälvälä, a former high-grade producer, is one of the claims that form part of the Enonkoski properties. Based on prior work and studies performed in the area, we believe that a number of the claims, including the Sulkavanniemi and Kolvosenjärvi claims, have good potential.

Prior Work Completed

One of the claims that is part of the Enonkoski properties, Hälväla, began operation in 1971. It was mined only to a depth of 265 meters and is reported to contain shallow remnant resources of nickel. This deposit is open below 265 meters and along strike. The remaining claims include four drilled prospects with reported potential for large tonnage open pit reserves.

Infrastructure

As indicated above, the Hälväla claim contains an open mine to 265 meters. There are no other existing plants, infrastructure or equipment on any of these properties, but they do have access to transportation, power and water.

Planned Exploration Program

There are no known reserves on any of the properties underlying our mineral property interests, and our work is exploratory in nature.

As noted above, we are not pursuing our option with respect to the Petrovaara or Poskijärvi-Kokka properties. As such, our planned exploration program covers the Rautavaara and Tainiovaara properties; the Poronmannikko and Sarkiahonkangas properties, and the Enonkoski properties, as follows:

  With respect to the Rautavaara and Tainiovaara properties, our current exploration plans consist of extensive research of the historical government and private databases concerning prior work performed on these properties. Our 2008 work program consists of historical drill hole surveys, geo-chemical analysis, 6000 kilometres of airborne electro-magnetics and a four to six hole drill program, all of which have been completed or are in progress.

  Our current exploration plans with respect to the Poronmannikko and Sarkiahonkangas gold prospects consist of extensive research of the historical government and private databases concerning these properties. As such, there are no current detailed plans to conduct exploration on these properties.

  With respect to the Enonkoski properties, the Hälväla Nickel Mine is the main focus of our 2008 exploration program. Our initial exploration program has been designed to check the validity of the reported resource estimate and the deep high grade drill intersection followed by a down-hole electromagnetic survey to seek extensions. The work planned in this area will consist of detailed geology using existing drill core and down-hole and surface geophysics with the primary objective of locating high grade ore bodies amenable to underground mining, with a secondary target of shallow low grade ore. By the end of fiscal 2008, we plan to fly an airborne electromagnetic survey (approximately 6,000 line-km) and conduct a drill program of approximately 5,000 meters. We began our airborne geophysical survey in the summer of 2007. The survey, designed to locate conductive minerals associated with nickel, utilizes an AeroTEM II system - a high-resolution helicopter-borne electromagnetic (EM) system developed by Canadian company Aeroquest. The survey is being used to locate drilling targets. Airborne EM is particularly effective over glacial terrains, such as Finland, where sediments may hide ore bodies. The conductive sulphide minerals that FinMetal is seeking are typically close the surface, due to glacial erosion. Aeroquest will provide FinMetal with advanced data processing and interpretation in industry standard formats and high quality coloured maps. Geophysicist Steve Balch, our Vice President of Exploration, who has expert knowledge of the AeroTEM system, is supervising quality control and assurance during data acquisition.

Geological Justification

Since 1885, the Geological Survey of Finland (GTK), under the direction of the Ministry of Industry and Trade (MTI), has conducted extensive preliminary exploration of much of Finland. This data is available to mining companies exploring in Finland. Based on such information, we have determined that the Rautavaara, Tainiovaara, Poronmannikko, Sarkiahonkangas and Enonkoski properties are promising areas that may yield economically mineable mineral deposits.

Our nickel prospects have all encountered nickel mineralization in historical drilling undertaken by the Finnish geological survey (GTK) and/or Outokumpu Oy. In many cases, the reported nickel grades may be sufficient for economic exploitation if sufficient tonnes can be discovered. None of the prospects have been investigated using modern geophysical and geological exploration techniques and most of the previous work was concentrated in shallow zones of little more than 100 meters from surface.

FinMetal's proposed exploration program is based upon the expectation that exploration at deeper levels, to depths of up to 1000 meters, may lead to the discovery of extensions to the known nickel mineralization in several of the prospects. FinMetal intends to use modern geophysics to better define drill targets. Techniques used will likely include detailed magnetometry, airborne and down-hole electromagnetometry and high-quality interpretation with a large amount of emphasis on structural geology.

Individuals Conducting Proposed Exploration Work

At the present time, we expect the following individuals to conduct exploration work described above:

  Stephen Balch. Stephen Balch, who serves as our Vice President of Exploration, is expert on geophysical exploration for nickel-copper sulphide, with over 20 years of experience in the field. His experience and qualifications are set forth in detail in Item 9 of this Annual Report.

  Brian Marten. Brian Martin, BA, MSc, PhD, CGeol, P.Geo, EurGeol, is the Senior Consulting Geologist to FinMetal Mining. Dr. Marten's career in mining has spanned 38 years and has been strongly field-oriented, with an emphasis on base metals, especially nickel. From October 1989 to December 1998, he served as Principal Geologist, Group Exploration Resources, for Rio Tinto Mining & Exploration Limited, Newbury UK. He has reviewed projects and identified opportunities in numerous regions of the world including Sub-Sahara Africa, where he initiated a nickel project in the Kibaran Belt. In India, he identified the Orissa iron ore opportunity and followed up with regional mapping of the belt and technical advice through 2000. In Russia, Dr. Marten evaluated one base metal and one gold deposit and negotiated a co-operative project with the Siberian Research Institute of Geology, Geophysics and Mineral Resources, Novosibirsk (SNIGGIMS). As a consultant for Rio Tinto, he was involved in various nickel projects in Botswana, China and Brazil. He has four years of scale mapping experience with the geological Survey of Zambia, and later with the Geological Surveys of Manitoba and Newfoundland and Labrador. Dr. Marten's professional affiliations include the following: Professional Geologist, Institute of Geologists of Ireland; Chartered Geologist & Fellow, The Geological Society; Fellow, Geological Association of Canada; Fellow, Society of Economic Geologists; Member, Irish Association of Economic Geologists.

Sample Collection

We rely on the expertise of our Finish sub-contractors when it comes to sample collection, sample preparation, accuracy procedures, analytical procedures and Quality Assurance/Quality Control protocols.

One of our main subcontractors in Finland is Suomen Malmi Oy (Smoy). They are a leading company in geological contracting in the Nordic countries. Smoy was established in 1935 and specializes in geological sampling of the soil and bedrock and in geological surveys with modern geophysical equipment. Their main business is in prospecting for mineral deposits, in the mining industry and in engineering geology. Core drillings and geophysical surveying are the main services of Smoy.

Smoy is a member in Technology Industries of Finland (Confederation of Finnish Industry and Employers), Metallgruppen (Confederation of Swedish Enterprise), Association of Finnish Extractive Resources Industry, Finnish Tunnelling Association, Finnish Geotechnical Society, Swedish Society for Advanced Drilling (FAB) and Helsinki Chamber of Commerce. Smoy's main product is drilling services consisting of surface and underground core drillings, percussion drillings, installations of ground water monitoring wells and versatile technical in-hole surveys as well as of other services related to drilling. Smoy has about 30 drilling units and we drill about 100 kilometres of core drilling holes per year. The drilling rigs range from light 50 metre units on rubber tracks to heavy-duty 2000 metre units controlled by microprocessors.

Smoy is a division of Swedish Drillcon AB, who are the leading contractor in Europe specializing in drillings for the mining and construction industries. Drillcon's strength and good resources in underground core drilling and raise boring are supported by Smoy's resources in surface core drilling, percussion drilling, soil and chip sampling and geological, geophysical and rock mechanical services. Drillcon and Smoy provide comprehensive services for the mining and construction industries and environmental investigations.

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

Employees

We currently have no employees other than our executive and non-executive officers as disclosed herein.

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

None of our officers or directors is employed full time by the Company. The management and growth of our company depends on the continued involvement of our management team, none of whom are employed full time. Should any of our management resign we might not be able to replace them. We do not have employment agreements in place with any of our officers nor do we carry key-person insurance. All of our officers have other business interest, which results in them devoting only a portion of their time to the business of the company. A conflict of interest between our officers' other business interests and us could be detrimental to us.

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

We have incurred net losses since inception and anticipate that losses will continue. We have not generated any revenues to date. We have no history of earnings and there is no assurance that our business will be profitable. As at December 31, 2007, we have experienced a cumulative net loss of $12,179,512, and we expect to continue incurring operating losses and accumulating deficits in future periods. We cannot guarantee that we will be successful in generating revenues in the future. A failure to generate revenues will likely cause us to go out of business.

We have limited financial resources and will have to raise additional funds to continue and expand our business. There can be no certainty that market conditions will enable us to raise the funds required. Failure to do so will result in the failure of our business. As at December 31, 2007, we had cash and cash equivalents of $1,957,856 and in working capital of $1,368,636. Our anticipated expenditures for the next 12 months are approximately $4.4 million.

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

Based upon our financial position our auditor has expressed doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of December 31, 2007 we have working capital of $1,368,636, which is not sufficient to cover our planned expenditures over the next twelve months. If we do not raise the capital required to carry out our plan of operations beyond that date, we may be unable to continue as a going concern and you may lose your entire investment.

The mineral exploration industry is very competitive and we may not be able to effectively compete with other companies in bidding for and securing property interests resulting in a high risk of failure for our company. We are in competition with other companies with greater financial resources and expertise in bidding for the acquisition of mineral property interests from various state authorities and permit holders, in purchasing or leasing equipment necessary to explore for minerals and in obtaining the services of personnel in the exploration for minerals. Our inability to compete raises the risk that we will be unable to secure material property interests and carry out our plan of operations.

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

We maintain a principal executive office at 666 Burrard Street, Suite 500, Vancouver, British Columbia, Canada V6C 2X8.

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are contemplated or threatened.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders in the last fiscal quarter of 2007.

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

Calendar Quarter		High Bid	Low Bid
2007
	First Quarter	$1.75	$1.04
	Second Quarter	$1.75	$0.35
	Third Quarter	$0.70	$0.25
	Fourth Quarter	$0.40	$0.15
2006
	First Quarter	$ 40.00	$ 40.00
	Second Quarter	$ 40.00	$ 5.00
	Third Quarter	$ 0.75	$ 0.60
	Fourth Quarter	$ 1.37	$ .20

Holders

At April 11, 2008, we had 64 registered holders of our common stock.

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

We have not declared any dividends. We do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	I

Equity compensation plans approved by security holders	Nil	$Nil	Nil

Equity compensation plans not approved by security holders(2)	3,350,000	$1.24	6,650,000

Totals:	3,350,000	$1.24	6,650,000

In April 2007, our Board of Directors adopted our 2007 Stock Incentive Plan. The following summary of the plan is not complete and is qualified in its entirety by reference to the plan, a copy of which is incorporated by reference as an exhibit hereto.

Under the terms of the plan, an aggregate of 10,000,000 shares of our common stock may be granted to our directors, officers, employees and consultants in the form of options, stock appreciation rights, restricted stock, units or other similar rights. The maximum number of shares that maybe granted to any eligible participant in any calendar year cannot exceed 5,000,000 shares. The plan is administered by a committee consisting of two or more independent directors that have exclusive power and authority over the plan, including in respect of, among other things: (i) interpreting the plan, (ii) determining eligible participants, and (iii) determining the extent of awards made under the plan, and the terms and conditions thereof and the agreements relating to the awards made. The determinations of the plan administrator shall be conclusive and binding.

Purchases of Equity Securities

No repurchases of our common shares were made by or on behalf of us or any "affiliated purchaser", as defined in Exchange Act Rule 10b-18(a)(3) during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our audited financial statements as at and for the two years ended December 31, 2007 and the section entitled "Description of Business" included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Description of Business - Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations within the next twelve months is pursue our planned exploration program as described in Item 1 of this annual report. In particular, we plan to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary:

1.     In accordance with the terms of the agreements pursuant to which we acquired our mineral property interests, we plan to incur the following costs with respect to our mineral property interests over the next twelve months:

  second option payment of 100,000 euros (US$158,270 based on the noon buying rate on April 14, 2008 of Euro 1.00 : US$1.5827) with respect to the Rautavaara property to be paid by April 30, 2008;

  first year work commitment expenditures of 250,000 euros (US$395,675 based on the noon buying rate on April 14, 2008 of Euro 1.00 : US$1.5827) with respect to the Rautavaara property to be incurred by August 31, 2008;

  first year work commitment expenditures of 250,000 euros (US$395,675 based on the noon buying rate on April 14, 2008 of Euro 1.00 : US$1.5827) with respect to the Tainiovarra property to be incurred by May 31, 2008.

  second option payment 150,000 euros (US$237,405 based on the noon buying rate on April 14, 2008 of Euro 1.00 : US$1.5827) with respect to the Apofas properties to be paid by April 30, 2008);

  first year work commitment expenditures of $1.8 million with respect to the Enonkoski properties to be incurred by November 30, 2008; and

  a third option payment of 600,000 euros (US$949,620 based on the noon buying rate on April 14, 2008 of Euro 1.00 : US$1.5827) with respect to the Enonkoski properties to be paid by November 30, 2008,

2.     We anticipate spending approximately $40,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $480,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $4.4 million dollars. As at December 31, 2007, we had cash and cash equivalents of $1,957,856 and a working capital of $1,368,636. As such, our ability to make our planned exploration expenditures and to pay for our general administrative expenses will be subject to us obtaining additional financing.

During the 12 month period following the date of this report we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program, we will be forced to abandon our mineral property interests and our business will fail.

Results of Operations

We have not had any revenues from operations for the past two fiscal years. We had a net loss of $9,511,457 for the year ended December 31, 2007 as compared to a net loss of $2,506,896 for the year ended December 31, 2006. The increase in our net loss was primarily the result of $5,960,016 in stock-based compensation in 2007 (2006 - $96,720) and increased mineral property acquisition and exploration expenditures, which were $2,583,124 in 2007 (2006 - $2,079,398).

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $1,957,856 (2006 - $1,648,814) and a working capital of $1,368,636 (2006 - $1,576,715). Although we believe that our existing cash balance is sufficient for our near-term day-to-day general administrative expenses, we will require additional financing in order to pursue our planned exploration as outlined under "Plan of Operations" above.

Cash Used in Operating Activities

Operating activities in the year ended December 31, 2007 and 2006 used cash of $2,485,972 and $1,080,580 respectively, which reflect our recurring operating losses.

Cash Used in Investing Activities

In the year ended December 31, 2007, we used $37,536 in investing activities, as compared to $17,547 used in investing activities in the prior year.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. Financing activities in the year ended December 31, 2007 provided cash of $2,832,550, all of which was from the sale of our common stock. Financing activities in the year ended December 31, 2006 provided cash of $2,695,000, all of which was from the sale of our common stock.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, which individually or in the aggregate is material to our investors.

ITEM 7.             FINANCIAL STATEMENTS

Our audited financial statements as of December 31, 2007 and December 31, 2006 and the related notes to such financial statements are filed as part of this annual report and are incorporated by reference in this Item 7.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer, Daniel Hunter, and our Principal Financial Officer, Kenneth Phillippe, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an evaluation under the COSO framework, our management identified no material weaknesses in our internal control over financial reporting as of December 31, 2007. (A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.) Management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control--Integrated Framework issued by COSO.

This annual report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.         OTHER INFORMATION

None.

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Office Held
Daniel Hunter	49	Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors
Peter Löfberg	60	President and a director
Robert Van Tassell	72	Director
Kenneth Phillippe	56	Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

The following describes the business experience of each of our directors and executive officers:

Daniel Hunter - Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors. Mr. Hunter has been a Director of the Company since September 18, 2006, and he has served as Chairman of the Board, Chief Executive Officer and Principal Executive Officer since October 25, 2006. Mr. Hunter has been actively involved in both financing and building private and public companies for more than 25 years. He spent the first 20 years of his professional career as a securities broker specializing in structured financings for junior and intermediate sized mining companies. At the time of his decision to retire from the securities industry in 1998, Mr. Hunter was a securities broker with Canaccord Capital, Canada's largest independent brokerage firm. Since March of 2005, he has served as a Director, past CEO and past COO of Colombia Goldfields Ltd, a public company actively exploring for gold and consolidating a known gold deposit in the Republic of Colombia, South America. Mr. Hunter has served as a director of Constitution Mining Corp., a reporting company, since October 30, 2007, and as Chief Operating Officer of that company since November 14, 2007.

Peter Löfberg - President and a director. Mr. Löfberg is the founding chairman and CEO of FinMetal Mining Oy, a private Finnish based exploration and development mining company which owns options to acquire four advanced gold and nickel projects in Finland. On November 28, 2006, FinMetal Mining Ltd. announced the closing of its purchase of FinMetal Mining Oy and the appointment of Mr. Löfberg as its new President and a member of its Board of Directors. A senior executive with an extensive background in chemicals, engineering and corporate management, he served until recently as a managing director at Ligno Tech OY(Finland), a member of Borregaard group where he helped supervise the chemical division for global markets, importing raw material form Russia, and exporting to 50 countries. Borregaard LignoTech is the world's leading supplier of lignin based products with 12 plants and a global sales network in Europe, America, Asia and Africa. Prior to his experience at Borregaard, Mr. Löfberg served as a management consultant at Ab Apofas Oy and from 1988-1990 as a regional manager for the engineering company Insinööritoimisto Kupari Oy. In the mid 1980s and the 1970s, Mr. Löfberg held management positions with such engineering and manufacturing firms as Air-Ix Oy, Artekno Oy and Hämeen Peruna Oy. Mr. Löfberg record of professional and civic volunteerism is nearly as extensive as his professional resume. From 2003, he has held the position of Chairman for the energy company of the City of Tampere. He has also served as a member of the Tampere City environmental committee, and as a member of the Tampere city council. From 1986-1988 he was Chairman of the Board for The Central Union of University Engineers and Architects (KAL) and prior to that was a member of the Association of Finnish Forest Industry.

Robert Van Tassell - Director. Mr. Van Tassell has served on our Board of Directors since December 2006. Mr Van Tassell has been involved in the Canadian mining industry for over fifty years. Before retiring from full-time ventures in 1998, he spent the prior sixteen years (1982-1998) as Vice President of Exploration for the precious metals venture Goldcorp Inc., formerly known as Dickenson Mines. Exploration teams led by Mr. Van Tassell are credited with such significant discoveries as the Husky Mine, the Minto copper deposit currently being mined by Sherwood Copper, and more recently, Goldcorp's High Grade Zone. From 1984 through 1993, Mr. Van Tassell served as a board member of the Prospectors and Developers Association of Canada (PDAC), including as Chairman of the PDAC's Program and Environmental Committees. Mr. Van Tassell also served as a director of the Yukon Chamber of mines for eleven years, two of them as President. He served four terms on the board of the Northern Resource Conferences, two of them as Chairman, and has taught introductory and advanced prospecting courses for the Chamber of Mines. He is a life member of the CIM, and the Geological Association of Canada.

Kenneth Phillippe - Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer. Mr. Phillippe has served as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer since October 2006. Mr. Phillippe is a Chartered Accountant with over 25 years experience working with public companies in the capacities of director, officer, financial advisor, or consultant. Mr. Phillippe obtained a Bachelor of Commerce degree from the University of British Columbia in 1976. He articled with Thorne Riddell (now KPMG) and obtained his professional accounting designation in 1981. In 1982 Mr. Phillippe established his own accounting practice. Between February 2000 and August 2005 he served in various positions including director, officer and chair of the audit committee of MDX Medical Inc., a Vancouver based medical device company. Between January to December 2006 Mr. Phillippe served as chief financial officer of Columbia Goldfields Ltd., a junior gold mining company that is a reporting company under the Exchange Act. Since March 2006 Mr. Phillippe has served as CFO of Exchequer Resource Corp. (TSX-V). Since October 2006, Mr. Phillippe has served as Chief Financial Officer and Secretary of Bold Ventures Inc., which was listed on the TSX-V on October 29, 2007. Mr. Phillippe has served as Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer of Constitution Mining Corp., a reporting company, since December 13, 2007.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by our Board of Directors.

Significant Employees

Nico Civelli - Vice President Finance - Europe. Mr. Civelli has served as our Vice President Finance - Europe (a non-executive officer position) since December 2006. He is an independent financial advisor from Zurich holding both Finnish and the Swiss citizenships. He brings multilingual, cross-cultural expertise to Finmetal's efforts. His company, Niconsult Ltd., is involved mainly in corporate finance and money management for select clients in Zurich and throughout Europe. He studied at the Universities of Zurich and St Gallen, and finished his Master's degree in applied finance at the University of Southern Queensland in Australia. Before and during his studies he worked for several independent money managers and a private Zurich bank.

Stephen Balch - Vice President of Exploration. Mr. Balch has served as our Vice President of Exploration (a non-executive officer position) since January 2007. Mr. Balch is expert on geophysical exploration for nickel-copper sulphide, with over 20 years of experience in the field. He has worked extensively for such international mining firms as Inco Limited, with a focus on one of the largest nickel discoveries in the world - Sudbury Basin. From 1995 to 2001, Mr. Balch worked for Inco Limited as Senior Geophysicist at Inco's Voisey's Bay project in Newfoundland and before that at the Sudbury Basin as an area geophysicist. As an independent consultant, Mr. Balch has consulted to major mining companies such as Falconbridge Limited and Anglo American, and to a number of mid-tier and junior mining companies such as FNX Mining Company Limited, Wallbridge Mining Company Limited, Donner Minerals and Mustang Minerals Corp.

Significant Employees

We have no significant employees other than our executive and non-executive officers.

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

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2007 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met; except that Mr. Van Tassell has not filed a Form 3 indicating that he has become a director of our company.

Audit Committee and Charter

We have an Audit Committee that operates pursuant to an Audit Committee Charter adopted by our Board of Directors. Our Audit Committee is comprised of all of our directors. A copy of our Audit Committee Charter is filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2005. Our Audit Committee is responsible for: (i) the selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and (v) funding for the outside auditory and any outside advisors engagement by the Audit Committee. We have determined that we do not have an audit committee financial expert on our Audit Committee. As we expand our business, we intend to appoint an audit committee financial expert.

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

ITEM 10.           EXECUTIVE COMPENSATION

Compensation of Executive Officers

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for all services rendered in all capacities to us during our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Daniel Hunter CEO & PEO	2007	Nil	Nil	Nil	$312,500 (1)	Nil	Nil	$127,200 (2)	$439,700
	2006	Nil	Nil	Nil	Nil	Nil	Nil	$23,850 (2)	$23,850
Peter Lofberg President	2007	Nil	Nil	$145,000 (3)	Nil	Nil	Nil	$92,053 (2)	$237,053
	2006	Nil	Nil	Nil	Nil	Nil	Nil	$6,580 (2)	$6,580 (2)
Kenneth Phillippe Secretary, Treasurer and CFO	2007	Nil	Nil	Nil	$62,500 (4)	Nil	Nil	38,160 (2)	$100,660
	2006	Nil	Nil	Nil	Nil	Nil	Nil	$6,360 (2)	$6,360
Steven Balch Vice President of Exploration	2007	Nil	Nil	Nil	Nil	Nil	Nil	$115,550 (2)	$115,550
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Cameron Fink Former CEO	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	$12,000(2), (5)	$12,000
Robert Horn Former COO	2007	Nil	Nil	Nil	Nil	Nil	Nil	$60,000 (2), (6)	$60,000
	2006	Nil	Nil	Nil	Nil	Nil	Nil	$5,000 (2),	$5,000

(1) Mr. Hunter was granted a vesting stock option to purchase up to an aggregate of 250,000 shares of common stock, at an exercise price of $1.25 per share, vesting as to one quarter (that being 62,500 shares) on each of April 17, 2007, October 17, 2007, April 17, 2008 and October 17, 2008, which options expire on April 17, 2017.

(2) Consulting fees for services provided.

(3) Mr. Lofberg was granted a restricted stock award under our Stock Incentive Plan at a deemed price of $1.45 per share vesting as follows: (i) one half (50,000 shares) vesting on April 17, 2008 and (ii) the remaining one half (that being the remaining 50,000 shares) vesting on April 17, 2009.

(4) Mr. Phillippe was granted a vesting stock option to purchase up to an aggregate of 50,000 shares of common stock, at an exercise price of $1.25 per share, vesting as to one quarter (that being 12,500 shares) on each of April 17, 2007, October 17, 2007, April 17, 2008 and October 17, 2008, which options expire on April 17, 2017.

(5) Mr. Fink served as our Chief Executive Officer in fiscal 2006 until September 2006.

(6) Mr. Horn served as our Chief Operating Officer in fiscal 2007 and resigned on March 27, 2008.

The following table sets forth information relating to outstanding equity awards held by our executive officers as at December 31, 2007:

Outstanding Equity Awards at Year End Table

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexercised Options (#) Exerciseable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-ciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Daniel Hunter	125,000	125,000	250,000 (1)	$1.25	April 17, 2017	N/A	N/A	N/A	N/A
Peter Lofberg	N/A	N/A	N/A	N/A	N/A	100,000 (2)	$145,000 (2)	N/A	N/A
Kenneth Phillippe	25,000	25,000	50,000 (3)	$1.25	April 17, 2017	N/A	N/A	N/A	N/A

(1) As indicated in the Summary Compensation Table above, Mr. Hunter was granted a vesting stock option to purchase up to an aggregate of 250,000 shares of common stock, at an exercise price of $1.25 per share, vesting as to one quarter (that being 62,500 shares) on each of April 17, 2007, October 17, 2007, April 17, 2008 and October 17, 2008, which options expire on April 17, 2017.

(2) As indicated in the Summary Compensation Table above, Mr. Lofberg was granted a restricted stock award under our Stock Incentive Plan at a deemed price of $1.45 per share vesting as follows: (i) one half (50,000 shares) vesting on April 17, 2008 and (ii) the remaining one half (that being the remaining 50,000 shares) vesting on April 17, 2009.

(3) As indicated in the Summary Compensation Table above, Mr. Phillippe was granted a vesting stock option to purchase up to an aggregate of 50,000 shares of common stock, at an exercise price of $1.25 per share, vesting as to one quarter (that being 12,500 shares) on each of April 17, 2007, October 17, 2007, April 17, 2008 and October 17, 2008, which options expire on April 17, 2017.

Director Compensation

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended December 31, 2007:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation Earnings ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Daniel Hunter	Nil	Nil	$312,500 (1)	Nil	Nil	$127,200 (4)	$439,700
Peter Lofberg	Nil	$145,000 (2)	Nil	Nil	Nil	$92,053 (4)	$237,053
Robert Van Tassell	Nil	$145,000 (3)	Nil	Nil	Nil	$11,086 (4)	$156,086
Robert Horn (Former director)	Nil		$2,500,000 (5)			$60,000 (4)	$2,560,000

(1) As indicated in the Summary Compensation Table above, Mr. Hunter was granted a vesting stock option to purchase up to an aggregate of 250,000 shares of common stock, at an exercise price of $1.25 per share, vesting as to one quarter (that being 62,500 shares) on each of April 17, 2007, October 17, 2007, April 17, 2008 and October 17, 2008, which options expire on April 17, 2017.

(2) As indicated in the Summary Compensation Table above, Mr. Lofberg was granted a restricted stock award under our Stock Incentive Plan at a deemed price of $1.45 per share vesting as follows: (i) one half (50,000 shares) vesting on April 17, 2008 and (ii) the remaining one half (that being the remaining 50,000 shares) vesting on April 17, 2009.

(3) Mr. Van Tassell was granted a restricted stock award under our Stock Incentive Plan at a deemed price of $1.45 per share vesting as follows: (i) one half (50,000 shares) vesting on April 17, 2008 and (ii) the remaining one half (that being the remaining 50,000 shares) vesting on April 17, 2009.

(4) Consulting fees for services provided.

(5) Mr. Horn was granted a vesting stock option to purchase up to an aggregate of 2,000,000 shares of common stock, at an exercise price of $1.25 per share, vesting as to one quarter (that being 500,000 shares) on each of April 17, 2007, October 17, 2007, April 17, 2008 and October 17, 2008, which options expire on April 17, 2017. Mr. Horn resigned as a director on March 27, 2008.

Stock Incentive Plan

As described above in Item 5 of this annual report, in April 2007, our Board of Directors adopted our 2007 Stock Incentive Plan. The following summary of the plan, as amended, is not complete and is qualified in its entirety by reference to the plan, a copy of which is incorporated by reference as an exhibit hereto.

Under the terms of the plan, an aggregate of 10,000,000 shares of our common stock may be granted to our directors, officers, employees and consultants in the form of options, stock appreciation rights, restricted stock, units or other similar rights. The maximum number of shares that maybe granted to any eligible participant in any calendar year cannot exceed 5,000,000 shares. The plan is administered by a committee consisting of two or more independent directors that have exclusive power and authority over the plan, including in respect of, among other things: (i) interpreting the plan, (ii) determining eligible participants, and (iii) determining the extent of awards made under the plan, and the terms and conditions thereof and the agreements relating to the awards made. The determinations of the plan administrator shall be conclusive and binding.

Employment Agreements

We do not have employment agreements with or our executive officers or with any of our directors.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director, each of our officers and all of our directors and officers as a group. To our knowledge, each person has sole voting and investment power with respect to the shares of common stock shown.
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class (3)
Directors and Officers:
Daniel Hunter	125,000 (4)	less than 1%
Kenneth Phillippe	25,000 (5)	less than 1%
Peter Löfberg	1,050,000 (6)	3.2%
Robert Van Tassell	50,000 (7)	less than 1%
All directors and executive officers as a group (4 persons):	1,250,000	3.0%
5% Shareholders:
None	Nil	Nil

(1)   The address of our officers and directors is our company's address, which is 666 Burrard Street, Suite 500, Vancouver, British Columbia, Canada V6C 2X8.

(2)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)   Based on 34,448,176 shares of our common stock issued and outstanding as of April 11, 2008.

(4)   Representing shares underlying options to purchase. Mr. Hunter was granted a vesting stock option to purchase up to an aggregate of 250,000 shares of common stock, at an exercise price of $1.25 per share, vesting as to one quarter (that being 62,500 shares) on each of April 17, 2007, October 17, 2007, April 17, 2008 and October 17, 2008, which options expire on April 17, 2017.

(5)   Representing shares underlying options to purchase. Mr. Phillippe was granted a vesting stock option to purchase up to an aggregate of 50,000 shares of common stock, at an exercise price of $1.25 per share, vesting as to one quarter (that being 12,500 shares) on each of April 17, 2007, October 17, 2007, April 17, 2008 and October 17, 2008, which options expire on April 17, 2017.

(6)   Includes 50,000 shares vesting on April 18, 2008. Mr. Lofberg was granted a restricted stock award under our Stock Incentive Plan at a deemed price of $1.45 per share vesting as follows: (i) one half (50,000 shares) vesting on April 17, 2008 and (ii) the remaining one half (that being the remaining 50,000 shares) vesting on April 17, 2009.

(7)   Includes 50,000 shares vesting on April 18, 2008. Mr. Van Tassell was granted a restricted stock award under our Stock Incentive Plan at a deemed price of $1.45 per share vesting as follows: (i) one half (50,000 shares) vesting on April 17, 2008 and (ii) the remaining one half (that being the remaining 50,000 shares) vesting on April 17, 2009.

Changes in Control of the Registrant

To our knowledge, there are no arrangements that may result in a change of control of the Company.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Parties

In January 2007, we entered into a Letter Agreement with Apofas pursuant to which Apofas granted to us the sole and exclusive Option to acquire, subject to a 2% gross proceeds royalty, a 100% undivided interest in and to five mineral property concession registration interest assets known as the Apofas Properties. Our current President, Peter Löfberg, is a control person of Apofas.

In June 11, 2007, we entered into an Option Agreement with Magnus Minerals OY, pursuant to which the we entered into a joint venture to explore the "Enonkoski area" in Finland primarily for nickel-copper-platinum group elements. Our current President, Peter Löfberg, is a shareholder of Magnus.

In addition, during the year ended December 31, 2007 we:

  paid $NIL (2006: $32,000) for consulting and management fees to former directors and officers;

  paid $332,477 (2006: $42,683) for consulting and management fees and management salaries to current officers and directors;

  paid $NIL (2006: $47,520) for consulting fees to Apofas, a company controlled by our President;

  credited $NIL (2006: $24,000) to other income as forgiveness of debts by a former officer and director;

  paid $111,571 for consulting fees included in mineral property acquisition and exploration expenditures, to Balch Exploration, a company controlled by our Vice-President of Exploration;

  paid $84,124 for consulting fees included in mineral exploration expenditures, to Apofas, a company controlled by our President.

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Transactions with Promoter

Over the past five years, our only promoter has been Cameron Fink, a former director and officer of our company.

ITEM 13.           EXHIBITS
Exhibit Number	Description
3.1(1)	Articles of Incorporation.
3.2	Certificate of Amendment to Articles of Incorporation, evidencing name change to "FinMetal Mining Ltd."
3.3(1)	By-Laws.
10.2(2)	Stock Purchase Agreement between the Company and Peter Löfberg, dated November 2, 2006, relating to the acquisition of FinMetal OY.
10.3(3)	Letter Agreement dated January 22, 2007 between the Company and AB Apofas OY.
10.4(4)	Amendment No. 1 to Option Agreement between Company and Magnus Minerals Oy, dated December 28, 2007
10.5(5)	Mineral Property Option and Joint Venture Agreement between the Company and Magnus Minerals Oy, dated June 11,2007
10.6	2007 Stock Incentive Plan
14.1(6)	Code of Ethics.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(6)	Audit Committee Charter.

(1)           Filed with our Quarterly Report on Form 10-QSB as filed with the SEC on March 14 and May 18, 2005.
(2)           Filed with our Current Report on Form 8-K filed as filed with the SEC on November 30, 2006.
(3)           Filed with our Current Report on Form 8-K filed as filed with the SEC on January 26, 2007.

(4)           Filed with our Current Report on Form 8-K filed as filed with the SEC on January 4, 2008.

(5)           Filed with our Current Report on Form 8-K filed as filed with the SEC on June 13, 2008.
(6)           Filed with our Annual Report on Form 10-KSB as filed with the SEC for the year ended December 31, 2005.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006
Audit Fees:	$34,860	$4,684
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$34,860	$4,684

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit related services, tax services and other services. Pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultants. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provide to us in the past two fiscal years.

__________

FINMETAL MINING LTD.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

I Vellmer Inc.
Chartered Accountant*

721 - 602 West Hastings Street
Vancouver, B.C., V6B 1P2
Tel: 604-687-3773
Fax: 604-687-3778
E-mail:         vellmer@i-vellmer.ca
* denotes a firm of incorporated professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Finmetal Mining Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Finmetal Mining Ltd. (an exploration stage company) as at December 31, 2007 and 2006 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 and the period cumulative from inception on September 5, 1997 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Finmetal Mining Ltd. as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period cumulative from inception on September 5, 1997 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                                                                                                "I Vellmer Inc."
April 4, 2008                                                                                                        Chartered Accountants

______________________________________________________________________
FINMETAL MINING LTD.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
______________________________________________________________________

	December 31,	December 31,
As at	2007	2006
	$	$
ASSETS

Current

Cash and cash equivalents	1,957,856	1,648,814
Exploration program advances	87,600	-
Taxes recoverable	19,226	14,245
Prepaid expenses and deposit	5,723	63,910

	2,070,415	1,726,969

Property and equipment, net of accumulated amortization
of $864 (Note 4(ii))	35,214	6,683

Website development cost, net of accumulated amortization
of $833	5,833	9,167

	2,111,453	1,742,819

LIABILITIES
Current

Accounts payable and accrued liabilities	647,414	56,691
Amounts due to related parties (Note 3)	54,365	93,563

	701,779	150,254

STOCKHOLDERS' EQUITY

Common stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 34,448,176 shares (December 31, 2006: 32,637,176 shares)	345	326

Additional paid-in capital	14,314,637	6,581,574

Deferred stock based compensation (Note 5)	(725,796)	(2,321,280)

(Deficit) accumulated during the exploration stage	(12,179,512)	(2,668,055)

	1,409,674	1,592,565

	2,111,453	1,742,819

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

NOTE 9 - COMMITMENTS

See accompanying Notes to the Consolidated Financial Statements

______________________________________________________________________
FINMETAL MINING LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
______________________________________________________________________
			Cumulative from
			Inception (September 5, 1997)
	Year ended	Year ended	Through
	December 31,	December 31,	December 31,
	2007	2006	2007
	$	$	$

OPERATING EXPENSES

Amortization - property and equipment	9,004	864	9,868
Amortization - website development costs	3,334	833	4,167
Bank charges	2,246	1,091	5,243
Consulting and management fees (Note 5)	322,946	137,673	552,722
Foreign exchange	(1,235)	13,454	18,758
Investor communication and promotion	262,776	43,144	305,920
Office and administrative	43,032	2,599	75,182
Professional fees	161,509	35,470	225,119
Rent	15,438	3,917	23,610
Stock based compensation	5,960,016	96,720	6,056,736
Telephone	30,598	4,528	35,126
Transfer agent and filing fees	10,778	9,179	32,258
Travel and accommodation	172,533	99,026	271,559
Website maintenance	18,000	3,000	21,000
Mineral property acquisition and exploration expenditures	2,583,124	2,079,398	4,662,522

NET OPERATING LOSS	(9,594,099)	(2,530,896)	(12,299,790)

OTHER INCOME AND (EXPENSES)
Forgiveness of debt	-	24,000	24,000
Gain on sale of oil and gas property	-	-	10,745
Interest income	82,642	-	93,051
Recovery of expenses	-	-	4,982
Write-down of incorporation costs	-	-	(12,500)

NET LOSS FOR THE PERIOD	(9,511,457)	(2,506,896)	(12,179,512)

LOSS PER SHARE - BASIC AND DILUTED	(0.27)	(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	35,255,636	18,526,370

See accompanying Notes to the Consolidated Financial Statements

______________________________________________________________________
FINMETAL MINING LTD.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
______________________________________________________________________

From Inception (September 5, 1997) to December 31, 2007:
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

See accompanying Notes to the Consolidated Financial Statements

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
______________________________________________________________________

From Inception (September 5, 1997) to December 31, 2007:
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

See accompanying Notes to the Consolidated Financial Statements

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
______________________________________________________________________

From Inception (September 5, 1997) to December 31, 2007:
	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Based Compensation	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$

Balance, December 31, 2004 (carried forward)	337,512	4	181,696	-	(120,507)	61,193

Repurchase of common stock for cash at $ 0.0125 per share on March 3, 2005	(80,000)	(1)	(999)	-	-	(1,000)
Donated Capital	-	-	8,200	-	-	8,200
Net loss for year	-	-	-	-	(40,652)	(40,652)
Balance, December 31, 2005	257,512	3	188,897	-	(161,159)	27,741
Issue of common stock for cash at $0.00625 per share on April 7, 2006	24,000,000	240	149,760	-	-	150,000
Cancellation of shares on September 6, 2006	(169,336)	(2)	2	-	-	-
Issue of common stock on purchase of Finmetal Mining Oy at a deemed value of $1.28 per share on November 27, 2006 (see Note 6)	1,000,000	10	1,279,990	-	-	1,280,000
Stock grant issued as stock based compensation at a deemed value of $1.24 per share on November 30, 2006 (Note 5)	1,950,000	19	2,417,981	(2,321,280)	-	96,720
Issue of 5,090,000,common shares for cash at $ 0.50 per share and 509,000 common shares as a finder's fee on December 7, 2006	5,599,000	56	2,544,944	-	-	2,545,000
Net loss for the year	-	-	-	-	(2,506,896)	(2,506,896)
Balance, December 31, 2006	32,637,176	326	6,581,574	(2,321,280)	(2,668,055)	1,592,565

See accompanying Notes to the Consolidated Financial Statements

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
______________________________________________________________________

From Inception (September 5, 1997) to December 31, 2007:

	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Based Compensation	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$
Balance, December 31, 2006 (carried forward)	32,637,176	326	6,581,574	(2,321,280)	(2,668,055)	1,592,565
Issue of 2,436,000,common shares for cash at $ 1.25 per unit on April 17, 2007, net of finder's fees of $312,896	2,436,000	25	2,732,104	-	-	2,732,129
Issue of 167,160 warrants as a finder's fee on April 17, 2007 pursuant to an unit offering	-	-	100,421	-	-	100,421
Stock grant issued as stock based compensation at a deemed value of $1.45 per share on April 17, 2007 (Note 5)	925,000	9	1,341,241	(1,341,250)	-	-
Issue of 400,000 common shares as a finder's fee for mineral interests at a deemed value of $1.34 on May 4, 2007 (Note 4 (i))	400,000	4	535,996	-	-	536,000
Stock based compensation on granting of stock options and stock (Note 5)	-	-	3,023,282	2,936,734	-	5,960,016
Cancellation of stock awards (Note5)	(1,950,000)	(19)	19	-	-	-
Net loss for the period	-	-		-	(9,511,457)	(9,511,457)
Balance, December 31, 2007	34,448,176	345	14,314,637	(725,796)	(12,179,512)	1,409,674

See accompanying Notes to the Consolidated Financial Statements

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________
			Cumulative from
	Year	Year	Inception (September 5, 1997)
	ended	ended	Through
	December 31,	December 31,	December 31,
	2007	2006	2007
	$	$	$

OPERATING ACTIVITIES:
Net loss from operations	(9,511,457)	(2,506,896)	(12,179,512)
Items not requiring cash outlay:
- Consulting fees	-	24,000	40,200
- Forgiveness of debt	-	(24,000)	(24,000)
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation	5,960,016	96,720	6,106,736
- Amortization of equipment	9,004	864	9,868
- Amortization of website development cost	3,334	833	4,167
- Mineral property acquisition	536,000	1,280,000	1,816,000
Cash provided by (used in) changes in operating
Assets and liabilities:
- Taxes recoverable	(4,981)	(14,245)	(19,226)
- Exploration program advances	(87,600)	-	(87,600)
- Prepaid expenses and deposit	58,187	(63,910)	(5,723)
- Accounts payable and accrued liabilities	590,723	49,491	647,414
- Advances from related parties	(39,198)	76,563	54,365

Net cash used in operating activities	(2,485,972)	(1,080,580)	(3,648,056)

FINANCING ACTIVITIES:
Cost of repurchase of common stock	-	-	(1,000)
Proceeds from issuance of common stock, net	2,832,550	2,695,000	5,641,250

Net cash provided by (used in) financing activities	2,832,550	2,695,000	5,640,250

INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Purchase of equipment	(37,536)	(7,547)	(45,083)
Website development costs	-	(10,000)	(10,000)

Net cash provided by (used in) investing activities	(37,536)	(17,547)	34,338

INCREASE IN CASH AND CASH EQUIVALENTS	309,042	1,596,873	1,957,856

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,648,814	51,941	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	1,957,856	1,648,814	1,957,856

See accompanying Notes to the Consolidated Financial Statements

______________________________________________________________________
FINMETAL MINING LTD.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
______________________________________________________________________

			Cumulative from
	Year	Year	Inception (September 5, 1997)
	ended	ended	Through
	December 31,	December 31,	December 31,
	2007	2006	2007
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	1,906
Taxes	-	-	-
Foreign exchange (gain) loss	(1,235)	13,454	18,758

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 8,000 of the Company's common shares at $1.25	-	-	10,000

Issuance of 169,512 common shares for services at $0.30 per share on April 2, 2004	-	-	50,000

Donated consulting services	-	-	16,200

On September 6, 2006, 169,336 shares were cancelled and returned to the un-issued share capital of the Company by a former director	-	(2)	(2)

On November 27, 2006 the Company issued 1,000,000 shares at a deemed price of $1.28 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY	-	1,280,000	1,280,000

On November 30, 2006 the Company granted 1,950,000 restricted shares at a deemed price of $1.24 per share to officers of the company	-	2,418,000	2,418,000

On December 7, 2006, the Company issued 509,000 units at a deemed value of $0.50 per unit as a finder's fee related to the private placement	-	254,500	254,500

On April 17, 2007 the Company issued 167,160 warrants exercisable on or before April 17, 2008 at an exercise price of $1.75.	100,421	-	100,421

On May 4, 2007 the Company issued 400,000 common shares at a deemed price of $1.34 per share as a finders' fee pursuant to the acquisition of mineral property interests	536,000	-	536,000

See accompanying Notes to the Consolidated Financial Statements

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

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

The Company has incurred a net loss of $(12,179,512) for the period from inception on September 5, 1997 to December 31, 2007 and has no source of revenue. The continuity of the Company's future operations is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accounts of the Company and its wholly owned subsidiary, Finmetal Mining OY ("FM OY"), a company incorporated under the laws of Finland, has been consolidated effective the date of its acquisition on November 27, 2006.

These financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP"). All significant inter-company transactions have been eliminated on consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2007, the Company has cash and cash equivalents in the amount of $1,947,912 (2006 - $1,529,869) which are over the federally insured limit. As at December 31, 2007 and 2006, the Company has $Nil of cash equivalents.

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred. Amortization expense is a total of $ 3,334 (2006: $833) for the year ended December 31, 2007 and cumulatively $4,167 (2006: $833).

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

Mineral Claim Payments and Exploration Expenditures

Mineral property exploration costs are charged to operations as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 "Whether Mineral Rights are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144. The Emerging Issues Task Force issued EITF 04-3 "Mining Assets: Impairment and Business Combinations", which requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets' proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company is in its early stages of exploration and unable to allocate proven and probable reserves to its mineral property. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly have been written off to operations. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the years ended December 31, 2007 and 2006 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Basic Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. The company's basic net loss per share for 2007 and 2006 has been restated retroactively to reflect the company's stock splits and reverse stock splits as detailed in Note 5.

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2007 and 2006, the Company does not have any asset retirement obligations.

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

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent Accounting Pronouncements (cont'd...)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. Providence is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 3 -DUE TO RELATED PARTIES

The amounts due to related parties of $54,365 (2006: $93,563). are due to officers and directors of the Company or companies related to them, on account of expenses paid on behalf of the Company and services rendered. They are non-interest bearing, unsecured and due on demand.

NOTE 4 - PROPERTY AND EQUIPMENT

(i) Mineral Property:

The Apofas Properties

Pursuant to an agreement dated January 22, 2007 the Company has the option to acquire a 100% interest in five mineral concessions, known as the Poronmannikko and Sarkiahonkangas projects, located in Finland. Under the terms of the agreement, the company has the right to acquire a 100% interest in two projects by making cash payments totalling €1,000,000. The initial payment of €150,000 is due on or before April 1, 2007 (paid), the 2nd payment of €150,000 is due on or before April 1, 2008 (extended by agreement to April 30, 2008), the 3rd payment of €300,000 is due on or before April 1, 2009 and the final payment of €400,000 is due on or before April 1, 2010. Concurrent with ratification of the agreement on May 4, 2007, the Company issued 400,000 common shares as a finder's fee. The mineral concessions are subject to a 2% gross proceeds royalty. The agreement was signed with a company, which is controlled by the Company's president.

The Magnus Properties

Pursuant to an agreement dated October 6, 2006 the Company has the option to acquire a 100% interest in 4 different mineral properties (Petrovaara, Poskijarvi-Kokka, Rautavaara and Tainiovaara) by paying option payments for a total of €1,000,000 in cash for each property over a period of 4 years. The option payments are to be paid annually at the beginning of each year as follows: 1st year €100,000 (paid), 2nd year €100,000, 3rd year €300,000 and 4th year €500,000 per property for a total of €4,000,000 if all 4 properties are acquired fully; and by making a work commitment of €1,000,000 on each property of which 25% must be conducted annually. All properties are subject to a 2% NSR. The 1st year payments for all 4 properties totalling $523,400 (€400,000) was paid during the fiscal year ended December 31, 2006. The optionor is currently in the process of completing registration of its mineral claims with the Finnish Ministry of Industry and Trade. The due date of the second option payment of €100,000 with respect to the Rautavaara Property is extended pursuant to an amendment agreement to April 30, 2008 in consideration of a €10,000 extension payment (paid) and payment of applicable government and landowner payments according to Finnish law (paid). The due date for the first year work commitment of €250,000 with respect to the Rautavaara Property is extended to August 31, 2008 and the first year work commitment of €250,000 with respect to the Tainiovarra Property is extended to May 31, 2008. Additionally the Company decided not to exercise the second year option with respect to each of the Petrovaara and Poskijarvi-Kokka Properties.

On June 11, 2007, the Company entered into an Option Agreement with Magnus Minerals OY, pursuant to which the Company entered into a joint venture to explore the "Enonkoski area" in Finland primarily for nickel-copper-platinum group elements.

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 4 - PROPERTY AND EQUIPMENT (cont'd...)

(i) Mineral Property (cont'd...)

The Magnus Properties (cont'd...)

Under the terms of the Option Agreement, the Company has the right to acquire ownership from Magnus of up to a 51% interest in certain claim reservations, and pending claims comprising the Property as more particularly set forth in the Option Agreement.

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

Magnus Minerals Oy is a company in which the Company's president has an ownership interest.

Mineral property acquisition and exploration expenditures
			Cumulative from
	Year	Year	Inception (September 5, 1997)
	ended	ended	Through
	December 31,	December 31,	December 31,
	2007	2006	2007
	$	$	$
Mineral properties
Apofas properties	738,275		738,275
Enonkoski joint venture	404,274	-	404,274
Magnus properties	173,128	2,079,398	2,252,526
	1,315,677	2,079,398	3,395,075
Exploration expenditures
Apofas Properties	54,558	-	54,558
Enonkoski joint venture	1,177,889	-	1,177,889
Magnus properties	35,000	-	35,000
	1,267,447		1,267,447

	2,583,124	2,079,398	4,662,522

There are certain inherent risks relating to the title to the mineral properties and mining and exploration rights that the Company has an interest in through its above noted option agreements, as registration of some of the mineral claims with the Finish government has not yet been completed. The Company, therefore, cannot give any assurance that it will have valid title on its mineral property interests.

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 4 - PROPERTY AND EQUIPMENT (cont'd...)

(ii) Property and Equipment:
As at December 31, 2007:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	38,291	6,041	32,250
Computer software	5,928	2,964	2,964
	44,219	9,005	35,214

As at December 31, 2006:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	7,547	864	6,683

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

On November 30, 2006 the Company granted 1,950,000 restricted shares at a deemed price of $1.24 per share to officers of the company. Fifty percent of these shares vest on January 1, 2008 and the balance on January 1, 2009. On December 27, 2007 all 1,950,000 restricted shares were cancelled and returned

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 5 - STOCKHOLDERS' EQUITY (cont'd...)

Common Stock (cont'd...)

to treasury. Related stock based compensation in the amount of $2,321,780 was charged to operations during the year ended December 31, 2007. (2006: $96,720). The balance in the amount of $NIL (2006: $2,321,280) was deferred and amortized and charged to operations over the vesting period. The deemed price was equal to the market price of the Company's stock on the date of the transaction..

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

On April 17, 2007, the Company completed a private placement and issued 2,436,000 units at a price of $1.25 per share for total proceeds of $3,045,000. Each unit consists of one share of common stock, par value $0.00001, and one-half warrant with each full warrant enabling the purchase of one share of common stock, exercisable for twelve months at the exercise price of $1.75, exercisable on or before April 17, 2008. The Company also issued a cash finder's fee of $212,450 and 167,160 warrants exercisable on or before April 17, 2008 at an exercise price of $1.75.

On April 17, 2007 the Company granted 750,000 restricted shares at a deemed price of $1.45 per share to officers, directors and consultants of the Company. Fifty percent of these shares vest on April 17, 2008 and the balance on April 17, 2009. Related stock based compensation in the amount of $382,135 was charged to operations during the year ended December 31, 2007, the balance in the amount of $705,365 is deferred and shall be amortized and charged to operations over the vesting period. The deemed price is equal to the market price of the Company's stock on the date of the transaction.

On April 17, 2007 the Company granted 175,000 restricted shares at a deemed price of $0.18 per share to consultants of the Company. Fifty percent of these shares vest on April 17, 2008 and the balance on April 17, 2009. Related stock based compensation in the amount of $11,069 was charged to operations during the year ended December 31, 2007, the balance in the amount of $20,431 is deferred and shall be amortized and charged to operations over the vesting period. The deemed price is equal to the market price of the Company's stock as of December 31, 2007.

Stock Options

On April 17, 2007 the Company granted 3,350,000 incentive stock options to officers, directors and consultants of the Company to purchase common stock of the Company at a price of $1.25 per common share on or before April 17, 2017 and vesting as to one-quarter of the common shares under the stock option on April 17, 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company's Stock Incentive Plan. As at December 31, 2007 3,350,000 stock options were outstanding (2006: Nil).

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 5 - STOCKHOLDERS' EQUITY (cont'd...)

Stock Options (cont'd...)

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

The weighted average fair value of the 3,300,000 options granted to officers and directors in 2007 was estimated at $1.24 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 5 years. Related stock based compensation in the amount of $3,241,028 was charged to operations during the year ended December 31, 2007.

The weighted average fair value of the 50,000 options granted to a consultant in 2007 was estimated at $0.14 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 146.97% and expected life of approximately 5 years. Related stock based compensation in the amount of $4,504 was charged to operations during the year ended December 31, 2007.

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

Warrants

As at December 31, 2006, the Company had 5,599,000 warrants outstanding, exercisable at $1.00 per share on or before December 7, 2007, all of which expired.

On April 17, 2007, the Company completed a private placement and issued 2,436,000 units at a price of $1.25 per share for total proceeds of $3,045,000. Each unit consists of one share of common stock, par value $0.00001, and one-half warrant with each full warrant enabling the purchase of one share of common stock, exercisable for twelve months at the exercise price of $1.75, exercisable on or before April 17, 2008. 1,218,000 full warrants remained outstanding as at December 31, 2007 (2006: Nil). The Company also issued a cash finder's fee of $212,450 and 167,160 warrants at a deemed value of $200,421,exercisable on or before April 17, 2008 at an exercise price of $1.75. 167,160 full warrants remained outstanding as at December 31, 2007 (2006: Nil). The weighted average fair value of the 167,160 warrants issued as a finder's fee was estimated at $0.60 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.15%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 1 year.

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

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
$1,558,859

The following represents the combined operations of the Company and FM Oy on a proforma basis:
			Cumulative from
			inception (September 5, 1997)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2006	2005	2006
	$	$	$

Net loss for the period	(2,506,896)	(40,652)	(2,668,055)

Pro forma adjustments

Subsidiary expenses prior to business
Combination	(414)	-	(414)

COMBINED NET LOSS FOR THE PERIOD	(2,507,310)	(40,652)	(2,668,469)

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 7 - RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the year ended December 31, 2006 the Company:

  acquired 100% of the outstanding common shares of FM OY from its President (Note 6)

  acquired mineral interests (Note 4 (i)) from a company in which the Company's President has common shareholdings

During the year ended December 31, 2007 the Company:

  paid $NIL (2006: $32,000) for consulting and management fees to former directors and officers of the Company.

  paid $332,477 (2006: $42,683) for consulting and management fees and management salaries to current officers and directors of the Company paid $NIL (2006: $47,520) for consulting fees to a company controlled by the Company's President credited $NIL (2006: $ 24,000) to other income as forgiveness of debts by a former officer and director paid $111,571 for consulting fees included in mineral property acquisition and exploration expenditures, to a company controlled by the Vice-President of Exploration paid $84,124 for consulting fees included in mineral exploration expenditures, to a company controlled by the President.

  signed a mineral property option agreement to acquire a 100% interest in five mineral concessions Note 4(i). The agreement was signed with a company which is controlled by the Company's president.

  the Company signed a mineral property option agreement (Note 4 (i)) with a company in which the Company's President has common shareholdings

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

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
			Cumulative
			from
			Inception
	Year	Year	(September 5,
	Ended	Ended	1997) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Statutory and effective tax rate
Domestic	34%	34%
Foreign	26%	26%
	$	$	$
Income taxes recovered at the
statutory and effective tax rate
Domestic	3,057,530	651,052	3,732,756
Foreign	135,020	153,930	288,950

Less permanent timing differences:
Stock based compensation	(2,026,405)	(32,885)	(2,066,790)
Donated services	-	-	(2,430)

Benefit of tax losses not recognized in the year	(1,166,145)	(772,097)	(1,952,486)

Income tax recovery (expense) recognized in year	-	-	-

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:
	December 31,	December 31,
	2007	2006
	$	$
Net operating loss carry forwards (expiring 2017 - 2027)	1,952,486	786,341

Less: valuation allowance	(1,952,483)	(786,341)

Net deferred tax assets	-	-

______________________________________________________________________
FINMETAL MINING LTD.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
______________________________________________________________________

NOTE 9 - COMMITMENTS

  See Notes 4 and 10

  The Company is committed commencing March 1, 2007, for monthly geological consulting services in the amount of GBP L 2,000.

  The Company is committed for one year, commencing November 1, 2007, for monthly consulting services in the amount of $5,000 to a party who shall provide business development strategies and corporate marketing.

  The Company committed for a one year period commencing January 1, 2008, to a consulting firm for monthly services in the amount of $1,500, for website maintenance.

  The Company is further committed, commencing May 1, 2007, for monthly consulting services in the amount of $ 17,000 to its Vice President of Exploration.

NOTE 10 - GEOGRAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company's areas of operations were primarily in Canada. Since the commencement of acquisition and exploration of mineral properties, the Company's principal operations are in Finland. As at December 31, 2007, the Company does not have any material assets outside of Canada except long-lived assets of $3,940 (2006: $6,683)

NOTE 11 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

__________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FINMETAL MINING LTD.
Per:	"Daniel Hunter" Daniel Hunter Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors Date: April 15, 2008
Per:	"Kenneth Phillippe" Kenneth Phillippe Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer Date: April 15, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	"Daniel Hunter" Daniel Hunter Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors Date: April 15, 2008
Per:	"Kenneth Phillippe" Kenneth Phillippe Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer Date: April 15, 2008
Per:	"Peter Löfberg" Peter Löfberg President and a director Date: April 15, 2008
Per:	"Robert Van Tassell" Robert Van Tassell Director Date: April 15, 2008

__________