Form 10-Q
period 2008-03-31
Finmetal Mining Ltd.
filed 2008-05-20
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51203

FINMETAL MINING LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

666 Burrard Street, Suite 500 Vancouver, British Columbia, Canada	V6C 2X8
(Address of principal executive offices)	(Zip Code)

(604) 601-2040
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 34,448,176 shares of common stock as of May 16, 2008.

FINMETAL MINING LTD.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2008

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-KSB for the year ended December 31, 2007, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited interim financial statements of FinMetal Mining Ltd. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

FINMETAL MINING LTD.
 (An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited - Prepared by Management)
	March 31,	December 31,
As at	2008	2007
	$	$
ASSETS

Current

Cash and cash equivalents	869,647	1,957,856
Exploration program advances	-	87,600
Taxes recoverable	70,988	19,226
Prepaid expenses and deposit	6,668	5,723

	947,303	2,070,415

Property and equipment, net of accumulated amortization
(Note 4(ii))	41,509	35,214

Website development cost, net of accumulated amortization
of $5,834 (December 31, 2007: $4,167)	14,167	5,833

	1,002,979	2,111,453

LIABILITIES
Current

Accounts payable and accrued liabilities	157,784	647,414
Amounts due to related parties (Note 3)	31,820	54,365

	189,604	701,779

STOCKHOLDERS' EQUITY

Common stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 34,448,176 shares (December 31, 2007: 34,448,176 shares)	345	345

Additional paid-in capital	14,739,988	14,314,637

Deferred stock based compensation (Note 5)	(589,858)	(725,796)

(Deficit) accumulated during the exploration stage	(13,337,100)	(12,179,512)

	813,375	1,409,674

	1,002,979	2,111,453

NOTE 1 - INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS
NOTE 7 - COMMITMENTS

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)
			Cumulative from Inception
			(September 5,
	Three	Three	1997)
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008
	$	$	$

OPERATING EXPENSES

Amortization - property and equipment	3,371	2,171	13,239
Amortization - website development costs	1,667	834	5,834
Bank charges	764	1,016	6,007
Consulting and management fees	117,898	86,996	670,620
Foreign exchange	(9,103)	6,126	9,655
Investor communication and promotion	26,353	140,074	332,273
Office and administrative	25,560	6,652	100,742
Professional fees	37,404	29,316	262,523
Rent	7,234	4,108	30,844
Stock based compensation	561,289	290,160	6,618,025
Telephone	10,135	7,736	45,261
Transfer agent and filing fees	274	3,856	32,532
Travel and accommodation	35,236	143,624	306,795
Website maintenance	4,500	4,500	25,500
Mineral property acquisition and exploration expenditures	341,732	-	5,004,254

NET OPERATING LOSS	(1,164,314)	(727,169)	(13,464,104)

OTHER INCOME AND (EXPENSES)
Forgiveness of debt	-	-	24,000
Gain on sale of oil and gas property	-	-	10,745
Interest income	6,726	-	99,777
Recovery of expenses	-	-	4,982
Write-down of incorporation costs	-	-	(12,500)

NET LOSS FOR THE PERIOD	(1,157,588)	(727,169)	(13,337,100)

LOSS PER SHARE - BASIC AND DILUTED	(0.03)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	34,448,176	32,637,176

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited - Prepared by Management)

From Inception (September 5, 1997) to March 31, 2008:
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

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited - Prepared by Management)

From Inception (September 5, 1997) to March 31, 2008:
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

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited - Prepared by Management)

From Inception (September 5, 1997) to March 31, 2008:
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

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited - Prepared by Management)

From Inception (September 5, 1997) to March 31, 2008:
	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Stock Based Compensation	Deficit Accumulated During The Exploration Stage	Total Stockholders' Equity (Deficiency)
		$	$	$	$	$
Balance, December 31, 2006 (carried forward)	32,637,176	326	6,581,574	(2,321,280)	(2,668,055)	1,592,565
Issue of 2,436,000,common shares for cash at $ 1.25 per unit on April 17, 2007, net of finder's fees of $312,896	2,436,000	25	2,732,104	-	-	2,732,129
Issue of 167,160 warrants as a finder's fee on April 17, 2007 pursuant to an unit offering	-	-	100,421	-	-	100,421
Stock grant issued as stock based compensation at a deemed value of $1.45 per share on April 17, 2007 (Note 5)	925,000	9	1,341,241	(1,341,250)	-	-
Issue of 400,000 common shares as a finder's fee for mineral interests at a deemed value of $1.34 on May 4, 2007 (Note 4 (i))	400,000	4	535,996	-	-	536,000
Stock based compensation on granting of stock options and stock (Note 5)	-	-	3,023,282	2,936,734	-	5,960,016
Cancellation of stock awards (Note5)	(1,950,000)	(19)	19	-	-	-
Net loss for the year	-	-	-	-	(9,511,457)	(9,511,457)
Balance, December 31, 2007	34,448,176	345	14,314,637	(725,796)	(12,179,512)	1,409,674
Stock based compensation (Note 5)			425,351	135,938		561,289
Net loss for the period	-	-	-	-	(1,157,588)	(1,157,588)
Balance, March 31, 2008	34,448,176	345	14,739,988	(589,858)	(13,337,100)	813,375

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited - Prepared by Management)
			Cumulative from
	Three	Three	Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008
	$	$	$

OPERATING ACTIVITIES:
Net loss from operations	(1,157,588)	(727,169)	(13,337,100)
Items not requiring cash outlay:
- Consulting fees	-	-	40,200
- Forgiveness of debt	-	-	(24,000)
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation	561,289	290,160	6,668,025
- Amortization of equipment	3,371	2,171	13,239
- Amortization of website development cost	1,667	834	5,834
- Mineral property acquisition	-	-	1,816,000
Cash provided by (used in) changes in operating
Assets and liabilities:
- Taxes recoverable	(51,762)	1,231	(70,988)
- Exploration program advances	87,600	-	-
- Prepaid expenses and deposit	(945)	17,436	(6,668)
- Accounts payable and accrued liabilities	(489,630)	(20,721)	157,784
- Advances from related parties	(22,545)	(34,430)	31,820

Net cash used in operating activities	(1,068,543)	(470,488)	(4,716,599)

FINANCING ACTIVITIES:
Cost of repurchase of common stock	-	-	(1,000)
Subscription funds received	-	2,670,000	-
Proceeds from issuance of common stock, net	-	-	5,641,250

Net cash provided by (used in) financing activities	-	2,670,000	5,640,250

INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Purchase of equipment	(9,666)	(35,406)	(54,749)
Website development costs	(10,000)	-	(20,000)

Net cash provided by (used in) investing activities	(19,666)	(35,406)	(54,004)

INCREASE IN CASH AND CASH EQUIVALENTS	(1,088,209)	2,164,106	869,647

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,957,856	1,648,814	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	869,647	3,812,920	869,647

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited - Prepared by Management)
			Cumulative from
	Three	Three	Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	1,906
Taxes	-	-	-
Foreign exchange (gain) loss	(9,103)	6,126	8,983

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 8,000 of the Company's common shares at $1.25	-	-	10,000

Issuance of 169,512 common shares for services at $0.30 per share on April 2, 2004	-	-	50,000

Donated consulting services	-	-	16,200

On September 6, 2006, 169,336 shares were cancelled and returned to the un-issued share capital of the Company by a former director	-	-	(2)

On November 27, 2006 the Company issued 1,000,000 shares at a deemed price of $1.28 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY	-	-	1,280,000

On November 30, 2006 the Company granted 1,950,000 restricted shares at a deemed price of $1.24 per share to officers of the company	-	-	2,418,000

On December 7, 2006, the Company issued 509,000 units at a deemed value of $0.50 per unit as a finder's fee related to the private placement	-	-	254,500

On April 17, 2007 the Company issued 167,160 warrants exercisable on or before April 17, 2008 at an exercise price of $1.75.	-	-	100,421

On May 4, 2007 the Company issued 400,000 common shares at a deemed price of $1.34 per share as a finders' fee pursuant to the acquisition of mineral property interests	-	-	536,000

See accompanying Notes to the Consolidated Financial Statements

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

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

The Company has incurred a net loss of $(13,337,100) for the period from inception on September 5, 1997 to March 31, 2008 and has no source of revenue. The continuity of the Company's future operations is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's management intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2008, the Company has cash and cash equivalents in the amount of $809,989 (December 31, 2007: $1,947,912) which are over the federally insured limit. As at March 31, 2008, the Company has $Nil of cash equivalents (December 31, 2007: $Nil).

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating a website are expensed as incurred. Amortization expense is a total of $ 1,667 for the three months ended March 31, 2008 (2007: $834) and cumulatively $5,833.

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

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

Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"), comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the three months ended March 31, 2008 and 2007 the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at March 31, 2008 and December 31, 2007, the Company does not have any asset retirement obligations.

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

NOTE 3 -DUE TO RELATED PARTIES

The amounts due to related parties of $31,820 as at March 31, 2008 (December 31, 2007: $54,365), are due to officers and directors of the Company or companies related to them, on account of expenses paid on behalf of the Company and services rendered. They are non-interest bearing, unsecured and due on demand.

NOTE 4 - PROPERTY AND EQUIPMENT

(i) Mineral Property:

The Apofas Properties

Pursuant to an agreement dated January 22, 2007 the Company has the option to acquire a 100% interest in five mineral concessions, known as the Poronmannikko and Sarkiahonkangas projects, located in Finland. Under the terms of the agreement, the company has the right to acquire a 100% interest in two projects by making cash payments totalling €1,000,000. The initial payment of €150,000 is due on or before April 1, 2007 (paid), the 2nd payment of €150,000 is due on or before April 1, 2008 (extended by agreement to April 30, 2008), the 3rd payment of €300,000 is due on or before April 1, 2009 and the final payment of €400,000 is due on or before April 1, 2010. Concurrent with ratification of the agreement on May 4, 2007, the Company issued 400,000 common shares as a finder's fee. The mineral concessions are subject to a 2% gross proceeds royalty. The agreement was signed with a company, which is controlled by the Company's president. Management has determined not to proceed with the option to acquire these projects in fiscal 2008.

The Magnus Properties

Pursuant to an agreement dated October 6, 2006 the Company has the option to acquire a 100% interest in 4 different mineral properties (Petrovaara, Poskijarvi-Kokka, Rautavaara and Tainiovaara) by paying option payments for a total of €1,000,000 in cash for each property over a period of 4 years. The option payments are to be paid annually at the beginning of each year as follows: 1st year €100,000 (paid), 2nd year €100,000, 3rd year €300,000 and 4th year €500,000 per property for a total of €4,000,000 if all 4 properties are acquired fully; and by making a work commitment of €1,000,000 on each property of which 25% must be conducted annually. All properties are subject to a 2% NSR. The 1st year payments for all 4 properties totalling $523,400 (€400,000) was paid during the fiscal year ended December 31, 2006. The optionor is currently in the process of completing registration of its mineral claims with the Finnish Ministry of Industry and Trade. The due date of the second option payment of €100,000 with respect to the Rautavaara Property is extended pursuant to an amendment agreement to April 30, 2008 in consideration of a €10,000 extension payment (paid) and payment of applicable government and landowner payments according to Finnish law (paid). The due date for the first year work commitment of €250,000 with respect to the Rautavaara Property is extended to August 31, 2008 and the first year work commitment of €250,000 with respect to the Tainiovarra Property is extended to May 31, 2008. In fiscal 2008, the Company decided not to exercise the second year option with respect to each of these Properties.

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

NOTE 4 - PROPERTY AND EQUIPMENT (cont'd...)

(ii) Property and Equipment:
As at March 31, 2008:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	47,957	8,671	39,286
Computer software	5,928	3,705	2,223
	53,885	12,376	41,509

As at December 31, 2007:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	38,291	6,041	32,250
Computer software	5,928	2,964	2,964
	44,219	9,005	35,214

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

NOTE 5 - STOCKHOLDERS' EQUITY (cont'd...)

Common Stock (cont'd...)

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

On April 17, 2007 the Company granted 750,000 restricted shares at a deemed price of $1.45 per share to officers, directors and consultants of the Company. Fifty percent of these shares vest on April 17, 2008 and the balance on April 17, 2009. Related stock based compensation in the amount of $135,938 was charged to operations during the three months ended March 31, 2008 (2007: $ Nil), the balance in the amount of $569,427 is deferred and shall be amortized and charged to operations over the vesting period. The deemed price is equal to the market price of the Company's stock on the date of the transaction.

On April 17, 2007 the Company granted 175,000 restricted shares at a deemed price of $0.18 per share to consultants of the Company. The deemed price is equal to the market price of the Company's stock as of December 31, 2007. Fifty percent of these shares vest on April 17, 2008 and the balance on April 17, 2009. Related stock based compensation in the amount of $Nil was charged to operations during the three months ended March 31, 2008 (2007: $Nil) based on a deemed price of $0.06 per share as at March 31, 2008. Cumulatively $11,069 was charged to operations from April 17, 2007 to March 31, 2008, the balance in the amount of $20,431 is deferred and shall be amortized and charged to operations over the vesting period.

Stock Options

On April 17, 2007 the Company granted 3,350,000 incentive stock options to officers, directors and consultants of the Company to purchase common stock of the Company at a price of $1.25 per common share on or before April 17, 2017 and vesting as to one-quarter of the common shares under the stock option on April 17, 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company's Stock Incentive Plan. As at March 31, 2008 and December 31, 2007 3,350,000 stock options were outstanding.

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

NOTE 5 - STOCKHOLDERS' EQUITY (cont'd...)

Stock Options (cont'd...)

The weighted average fair value of the 3,300,000 options granted to officers and directors in 2007 was estimated at $1.24 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 5 years. Related stock based compensation in the amount of $425,351 was charged to operation during the three months ended March 31, 2008 (2007: $Nil), and cumulatively $3,666,379 from April 17, 2007 to March 31, 2008.

The weighted average fair value of the 50,000 options granted to a consultant in 2007 was estimated at $0.14 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 146.97% and expected life of approximately 5 years. Related stock based compensation in the amount of $Nil was charged to operations during the three months ended March 31, 2008 (2007: $Nil) and cumulatively $4,504 from April 17, 2007 to March 31, 2008.

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

Warrants

On April 17, 2007, the Company completed a private placement and issued 2,436,000 units at a price of $1.25 per share for total proceeds of $3,045,000. Each unit consists of one share of common stock, par value $0.00001, and one-half warrant with each full warrant enabling the purchase of one share of common stock, exercisable for twelve months at the exercise price of $1.75, exercisable on or before April 17, 2008. 1,218,000 full warrants remained outstanding as at March 31, 2008 and December 31, 2007(all of which subsequently expired). The Company also issued a cash finder's fee of $212,450 and 167,160 warrants at a deemed value of $200 421, exercisable on or before April 17, 2008 at an exercise price of $1.75. 167,160 full warrants remained outstanding as at March 31, 2008 and December 31, 2007 The weighted average fair value of the 167,160 warrants issued as a finder's fee was estimated at $0.60 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.15%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 1 year.

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

NOTE 6 - RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the three months ended March 31, 2008 the Company:

  paid $101,451 (2007: $86,996) for consulting and management fees and management salaries to current officers and directors of the Company paid $25,486 (2007: $Nil) for consulting fees included in mineral property acquisition and exploration expenditures, to companies controlled by the Vice-President of Exploration and the President.

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 7 - COMMITMENTS

  See Notes 4

  The Company is committed commencing March 1, 2007, for monthly geological consulting services in the amount of GBP £2,000.

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

FINMETAL MINING LTD.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited - Prepared by Management)

NOTE 8 - GEOGRAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company's areas of operations were primarily in Canada. Since the commencement of acquisition and exploration of mineral properties, the Company's principal operations are in Finland. As at March 31, 2008, the Company does not have any material assets outside of Canada except long-lived assets of $7,838 (December 31, 2007: $3,940)

NOTE 9 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

__________

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

In this document: (i) the terms "we", "us", "our", the "Company" and "FinMetal" refer to FinMetal Mining Ltd. and our subsidiaries, unless the context otherwise requires; (ii) references to "FinMetal OY" mean FinMetal Mining OY, a wholly-owned subsidiary of the Company, and its subsidiaries; and (iii) "€" refers to Euros and "$" refers to United States dollars.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Our Business

We are an exploration stage company engaged in the assessment, acquisition and exploration of mineral properties.

We were incorporated on September 5, 1997 under the laws of the State of Nevada. On January 7, 2005, we completed a one new for six old reverse stock split of our shares of common stock. On March 9, 2006, we completed a one new for 100 old reverse stock split of our shares of common stock. On June 13, 2006, we completed an eight new for one old forward stock split of our shares of common stock. These reverse and forward stock splits are reflected in this Report. On November 27, 2006, we acquired FinMetal OY. Our authorized capital is 100,000,000 common shares with a par value of $0.00001 per share and our shares trade on the OTC Bulletin Board and the Pink Sheets.

We did not have any operations prior to the acquisition of our wholly-owned subsidiary, FinMetal OY, a corporation organized under the laws of Finland, on November 27, 2006. We acquired all of the outstanding shares of FinMetal OY in consideration for the issuance to the shareholder of FinMetal OY of 1,000,000 of our shares of common stock and a payment of €211,482 in cash (including €11,482 representing transfer taxes). As more fully described herein, at the time we acquired FinMetal OY, FinMetal OY owned the option to acquire a 100% interest in four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties, along with all existing property data (collectively, the "FinMetal Oy Properties"). As further described below, we no longer have an interest in these properties.

On January 22, 2007, we entered into a letter agreement with Ab Apofas OY ("Apofas"), pursuant to which Apofas granted to us the sole and exclusive option to acquire, subject to a 2% gross proceeds royalty, a 100% undivided interest in and to five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects, which are located in northern Finland (collectively, the "Apofas Properties" and also known as the Oijarvi Gold Project). As further described below, we allowed this option to lapse on April 30, 2008.

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

On December 28, 2007, FinMetal Oy and Magnus entered into Amendment No. 1 to the option agreement, pursuant to which the terms of the original option agreement were amended as follows:

  the due date of the second option payment of 100,000 euros with respect to the Rautavaara property was extended to April 30, 2008 in consideration of a 10,000 euro extension payment (which has been paid) and by FinMetal Oy keeping the claims in good standing by paying the applicable government and landowner payments according to Finnish law (we have decided to allow this option to lapse, so we have not made this second option payment);

  after the abovementioned extension payment has been paid and the second year option payment has been paid with respect to the Rautavaara property, the due date of the first year work commitment of 250,000 euros with respect to such property shall be extended such that such work commitment shall not be due until August 31, 2008; and

  the due date of the first year work commitment of 250,000 euros with respect to the Tainiovarra property shall be extended such that such work commitment shall not be due until May 31, 2008 (we have decided to allow this option to lapse).

In addition, the parties to the amendment acknowledged therein that FinMetal Oy decided not to exercise the second year option with respect to each of the Petrovaara and Poskijärvi-Kokka properties and that full interest in and to such properties (including claims in good standing for at least one year, and all data and information both old and new gathered by FinMetal Oy) shall be transferred to Magnus within one month at FinMetal Mining Oy's expense, and thereafter FinMetal Oy shall have foregone any claim on the Petrovaara and Poskijärvi-Kokka properties. As indicated above, we have decided to allow our options with respect to the Rautavaara and Tainiovarra properties to lapse.

The Apofas Properties

Under the terms of our January 22, 2007 letter agreement with Apofas, and in order to exercise our option to acquire a 100% undivided interest in and to five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects (subject to a 2% gross proceeds royalty), we are required to make the following non-refundable cash payments to Apofas totalling €1.0 million in the following manner: (i) the first payment of €150,000 is due on or before April 1, 2007 (paid); (ii) the 2nd payment of €150,000 is due on or before April 1, 2008 (subsequently extended by agreement to be paid by April 30, 2008); (iii) the 3rd payment of €300,000 is due on or before April 1, 2009; and (iv) the final payment of €400,000 is due on or before April 1, 2010. We have decided to allow this option to lapse, so we have not made the second option payment.

The Enonkoski Property

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

As noted above, we are not pursuing our option with respect to the Petrovaara, Poskijärvi-Kokka, Rautavaara, Tainiovarra or Apofas properties. As such, our planned exploration program covers the Enonkoski properties.

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

Plan of Operations

Our plan of operations within the next twelve months is to pursue our planned exploration program as described above. In particular, we plan to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary:

1.     In accordance with the terms of the agreements pursuant to which we acquired our mineral property interests, we plan to incur the following costs with respect to our mineral property interests over the next twelve months:

    first year work commitment expenditures of $1.8 million with respect to the Enonkoski properties to be incurred by November 30, 2008; and

    a third option payment of 600,000 euros (US$935,460 based on the noon buying rate on May 16, 2008 of Euro 1.00 : US$1.5591) with respect to the Enonkoski properties to be paid by November 30, 2008,

2.     We anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $600,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $3.3 million dollars. As at March 31, 2008, we had cash and cash equivalents of $869,647 and a working capital of $757,699. As such, our ability to make our planned exploration expenditures and to pay for our general administrative expenses will be subject to us obtaining additional financing.

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

Results of Operations

We have not had any revenues from operations for the past two fiscal years. We had a net loss of $1,157,588 for the three months ended March 31, 2008 as compared to a net loss of $727,169 for the three months ended March 31, 2007. The increase in our net loss was primarily the result of $561,289 in stock-based compensation during the three months ended March 31, 2008 (three months ended March 31, 2007 - $290,160) and increased mineral property acquisition and exploration expenditures, which were $341,732 in the three months ended March 31, 2008 (three months ended March 31, 2007 - $Nil).

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $869,647 (December 31, 2007 - $1,957,856) and a working capital of $757,699 (December 31, 2007 - $1,368,636). Although we believe that our existing cash balance is sufficient for our near-term day-to-day general administrative expenses, we will require additional financing in order to pursue our planned exploration as outlined under "Plan of Operations" above.

Cash Used in Operating Activities

Operating activities in the three month periods ended March 31, 2008 and 2007 used cash of $1,068,543 and $470,488 respectively, which reflect our recurring operating losses.

Cash Used in Investing Activities

In the three period ended March 31, 2008, we used $19,666 in investing activities ($9,666 for purchase of equipment and $10,000 for website development costs), as compared to $35,406 (all for purchase of equipment) used in investing activities during the period ended March31, 2007.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. We did not obtain any cash from financing activities in the three months ended March 31, 2008. Financing activities in the three months ended March 31, 2007 provided cash of $2,670,000, all of which was from subscription funds received.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, which individually or in the aggregate is material to our investors.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.            Controls and Procedures

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

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.          Risk Factors

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

We have incurred net losses since inception and anticipate that losses will continue. We have not generated any revenues to date. We have no history of earnings and there is no assurance that our business will be profitable. As at March 31, 2008, we have experienced a cumulative net loss of $13,337,100, and we expect to continue incurring operating losses and accumulating deficits in future periods. We cannot guarantee that we will be successful in generating revenues in the future. A failure to generate revenues will likely cause us to go out of business.

We have limited financial resources and will have to raise additional funds to continue and expand our business. There can be no certainty that market conditions will enable us to raise the funds required. Failure to do so will result in the failure of our business. As at March 31, 2008, we had cash and cash equivalents of $869,647 and working capital of $757,699. Our anticipated expenditures for the next 12 months are approximately $3.3 million.

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

Based upon our financial position our auditor has expressed doubt about our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from operations or to raise additional capital through debt or equity financings to meet our future capital obligations. As of March 31, 2008 we have working capital of $757,699, which is not sufficient to cover our planned expenditures over the next twelve months. If we do not raise the capital required to carry out our plan of operations beyond that date, we may be unable to continue as a going concern and you may lose your entire investment.

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

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

None.

Item 5.            Other Information

None

Item 6.            Exhibits
Exhibit Number	Description
3.1(1)	Articles of Incorporation.
3.2 (2)	Certificate of Amendment to Articles of Incorporation, evidencing name change to "FinMetal Mining Ltd."
3.3(1)	By-Laws.

10.2(3)	Stock Purchase Agreement between the Company and Peter Löfberg, dated November 2, 2006, relating to the acquisition of FinMetal OY.
10.3(4)	Letter Agreement dated January 22, 2007 between the Company and AB Apofas OY.
10.4(5)	Amendment No. 1 to Option Agreement between Company and Magnus Minerals Oy, dated December 28, 2007
10.5(6)	Mineral Property Option and Joint Venture Agreement between the Company and Magnus Minerals Oy, dated June 11,2007
10.6 (2)	2007 Stock Incentive Plan
14.1(7)	Code of Ethics.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(7)	Audit Committee Charter.

(1)           Filed with our Registration Statement on Form 10-SB as filed with the SEC on March 14, 2005.
(2)           Filed with our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on April 15, 2008.
(3)           Filed with our Current Report on Form 8-K filed as filed with the SEC on November 30, 2006.
(4)           Filed with our Current Report on Form 8-K filed as filed with the SEC on January 26, 2007.
(5)           Filed with our Current Report on Form 8-K filed as filed with the SEC on January 4, 2008.
(6)           Filed with our Current Report on Form 8-K filed as filed with the SEC on June 13, 2007.
(7)           Filed with our Annual Report on Form 10-KSB as filed with the SEC for the year ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINMETAL MINING LTD.

By:           "Daniel Hunter"
                 Daniel Hunter
                 Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors

Date:       May 20, 2008

By:           "Kenneth Phillippe"
                 Kenneth Phillippe
                 Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

Date:       May 20, 2008