Form 10-Q
period 2008-06-30
AMAZON GOLDSANDS LTD.
filed 2008-08-15
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-51203

Amazon Goldsands Ltd.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 S. Virginia, 8th Floor, Reno, Nevada 89501
(Address of principal executive offices)

(775) 398-3005
(Registrant’s telephone number, including area code)
Finmetal Mining Ltd. 666 Burrard Street, Suite 500, Vancouver, British Columbia, Canada
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,691,159 common shares as of July 28, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
Unaudited Consolidated Balance Sheet as of June 30, 2008;
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and from inception on September 5, 1997 to June 30, 2008;
Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on September 5, 1997 to June 30, 2008;
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and from inception on September 5, 1997 to June 30, 2008; and
Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – Prepared by Management)

	June 30,	December 31,
As at	2008	2007
	$	$
ASSETS

Current

Cash and cash equivalents	525,485	1,957,856
Exploration program advances	-	87,600
Taxes recoverable	498	19,226
Prepaid expenses and deposit	6,682	5,723

	532,665	2,070,415

Property and equipment, net of accumulated amortization
(Note 4(ii))	38,139	35,214

Website development cost, net of accumulated amortization
of $9,167 (December 31, 2007: $4,167)	30,833	5,833

Total Assets	601,637	2,111,453

LIABILITIES
Current

Accounts payable and accrued liabilities	105,822	647,414
Amounts due to related parties (Note 3)	9,685	54,365

Total Liabilities	115,507	701,779

STOCKHOLDERS’ EQUITY

Common stock (Note 5)
Authorized: 5,000,000 shares, $0.00001 par value
Issued and outstanding: 1,691,159 shares (December 31, 2007: 1,722,409 shares)	17	17

Additional paid-in capital	11,069,433	14,314,965

Deferred stock based compensation (Note 5)	(86,698)	(725,796)

(Deficit) accumulated during the exploration stage	(10,496,622)	(12,179,512)

Total Stockholders’ Equity	486,130	1,409,674

Total Liabilities and Stockholders’ Equity	601,637	2,111,453

NOTE 1 – INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS
NOTE 7 – COMMITMENTS

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – Prepared by Management)

										Cumulative
										From
										Inception on
										September 5,
		Fiscal quarter ended				Six months ended				1997 to
		June 30,				June 30,				June 30,
		2008		2007		2008		2007		2008
GENERAL AND ADMINISTRATIVE EXPENSES	$		$		$		$		$

Amortization – property and equipment		3,372		2,172		6,742		4,343		16,610
Amortization – website development costs		3,333		833		5,000		1,667		9,167
Bank charges		742		233		1,506		1,249		6,749
Consulting and management fees (recovery) (Note 5)		(3,066,094)		2,313,737		(2,386,907)		2,690,893		4,222,551
Foreign exchange (gain) loss		1,299		(6,186)		(7,804)		(59)		10,954
Investor communication and promotion		53,747		18,839		80,200		158,913		386,120
Office and administrative		6,202		4,190		31,762		10,842		106,944
Professional fees		71,508		59,604		108,912		88,920		334,031
Rent		5,836		3,970		13,070		8,078		36,680
Telephone		6,578		11,675		16,713		19,411		51,839
Transfer agent and filing fees		2,644		7,256		2,918		11,112		35,176
Travel and accommodation		48,577		16,689		83,813		160,313		355,372
Website maintenance		4,500		4,500		9,000		9,000		30,000
Mineral property acquisition and exploration expenditures		18,798		1,230,052		360,530		1,230,052		5,023,052
		(2,838,958)		3,667,564		(1,674,545)		4,394,734		10,625,245

OTHER INCOME AND (EXPENSES)
Forgiveness of debt		-		-		-		-		24,000
Gain on sale of oil and gas property		-		-		-		-		10,745
Interest income		1,619		33,883		8,345		33,883		101,396
Recovery of expenses		-		-		-		-		4,982
Write-down of incorporation cost		-		-		-		-		(12,500)

NET (GAIN) LOSS		$(2,840,577)		$3,633,681		$(1,682,890)		$4,360,851		$10,496,622

Net income (loss) per share		$1.67	$	$(2.04)		$.98	$	$ (2.55)

Weighted average shares outstanding		1,696,997		1,781,042		1,709,633		1,706,863

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited – Prepared by Management)

From Inception (September 5, 1997) to June 30, 2008:

	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$

Balance, September 5, 1997	-		-		-		-		-		-

Issuance of common shares for cash at $0.25 per share on September 28, 1997	4,000		1		999		-		-		1,000

Net loss for the period	-		-		-		-		(2,522)		(2,522)

Balance, September 30, 1997	4,000		1		999		-		(2,522)		(1,522)

Issuance of common shares on acquisition of oil and gas property in New Zealand at $25 per share on June 25, 1998	400		-		10,000		-		-		10,000

Issuance of common shares for cash at $0.25 per share on July 8, 1998	4,000		1		999		-		-		1,000

Net loss for the year	-		-		-		-		(1,246)		(1,246)

Balance, September 30, 1998	8,400		2		11,998		-		(3,768)		8,232

Issuance of common shares for cash at $25 per share on November 20, 1998	4,000		1		99,999		-		-		100,000

Repurchase of common shares for cash at $0.25 per share on November 28, 1998	(4,000)		(1)		(999)		-		-		(1,000)

Net loss for the year	-		-		-		-		(9,569)		(9,569)

Balance, September 30, 1999	8,400		1		110,999		-		(13,337)		97,663

Net loss for the year	-		-		-		-		(34,290)		(34,290)
Balance, September 30, 2000	8,400		1		110,999		-		(47,627)		63,373

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited – Prepared by Management)

From Inception (September 5, 1997) to June 30, 2008:

	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$

Balance, September 30, 2000 (carried forward)	8,400		1		110,999		-		(47,627)		63,373
Net loss for the year	-		-		-		-		(14,296)		(14,296)

Balance, September 30, 2001	8,400		1		110,999		-		(61,923)		49,077

Net income for the year	-		-		-		-		10,954		10,954
Balance, September 30, 2002	8,400		1		110,999		-		(50,969)		60,031

Net income for the year	-		-		-		-		2,387		2,387

Balance, September 30, 2003	8,400		1		110,999		-		(48,582)		62,418
Issuance of common shares for cash at $1.50 per share and services at $6 per share on April 2, 2004	8,476		1		62,699		-		-		62,700
Donated capital	-		-		5,000		-		-		5,000

Net loss for the year	-		-		-		-		(64,175)		(64,175)

Balance, September 30, 2004	16,876		1		178,699		-		(112,757)		65,943
Donated capital	-		-		3,000		-		-		3,000
Net loss for the year	-		-		-		-		(7,750)		(7,750)

Balance, December 31, 2004	16,876		1		181,699		-		(120,507)		61,193

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited – Prepared by Management)

From Inception (September 5, 1997) to June 30, 2008:

	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$

Balance, December 31, 2004 (carried forward)	16,876		1		181,699		-		(120,507)		61,193

Repurchase of common stock for cash at $ 0.25 pershare on March 3, 2005	(4,000)		(1)		(999)		-		-		(1,000)
Donated Capital	-		-		8,200		-		-		8,200
Net loss for year	-		-		-		-		(40,652)		(40,652)
Balance, December 31, 2005	12,876		1		188,892		-		(161,159)		27,741
Issue of common stock for cash at $0.125 per share on April 7, 2006	1,200,000		12		149,988		-		-		150,000
Cancellation of shares on September 6, 2006	(8,467)		(1)		1		-		-		-
Issue of common stock on purchase of Finetal Mining Oy at a deemed value of $25.60 per share on November 27, 2006	50,000		1		1,279,999		-		-		1,280,000
Stock grant issued as stock based compensation at a deemed value of $24.80 per share on November 30, 2006	97,500		1		2,417,999		(2,321,280)		-		96,720
Issue of 254,500 common shares for cash at $10 per share and 25,450 common shares as a finder’s fee on December 7, 2006	279,950		3		2,544,997		-		-		2,545,000
Net loss for the year	-		-		-		-		(2,506,896)		(2,506,896)
Balance, December 31, 2006	1,631,859		17		6,581,883		(2,321,280)		(2,668,055)		1,592,565

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited – Prepared by Management)

From Inception (September 5, 1997) to June 30, 2008:

	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$
Balance, December 31, 2006 (carried forward)	1,631,859		17		6,581,883		(2,321,280)		(2,668,055)		1,592,565
Issue of 121,800 common shares for cash at $25 per unit on April 17, 2007, net of finder’s fees of $312,896	121,800		1		2,732,128		-		-		2,732,129
Issue of 8,358 warrants as a finder’s fee on April 17, 2007 pursuant to an unit offering	-		-		100,421		-		-		100,421
Stock grant issued as stock based compensation at a deemed value of $29 per share on April 17, 2007 (Note 5)	46,250		1		1,341,249		(1,341,250)		-		-
Issue of 20,000 common shares as a finder’s fee for mineral interests at a deemed value of $26.80 on May 4, 2007 (Note 4 (i))	20,000		1		535,999		-		-		536,000
Stock based compensation on granting of stock options and stock (Note 5)	-		-		3,023,282		2,936,734		-		5,960,016
Cancellation of stock awards (Note5)	(97,500)		(1)		1		-		-		-
Net loss for the year	-		-		-		-		(9,511,457)		(9,511,457)
Balance, December 31, 2007	1,722,409		18		14,314,964		(725,796)		(12,179,512)		1,409,674
Stock based compensation (Note 5)	-		-		-		639,098				639,098
Cancellation of stock awards (Note 5)	(31,250)		(1)		1		-		-		-
Cancellation and expiration of stock options (Note 5)					(3,245,532)						(3,245,532)
Net income for the period	-		-		-		-		1,682,890		1,682,890
Balance, June 30, 2008	1,691,159		17		11,069,433		(86,698)		(10,496,622)		486,130

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM  CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited – Prepared by Management)

	Six	Six	Cumulative from Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	June 30,	June 30,	June 30,
	2008	2007	2008
	$	$	$

OPERATING ACTIVITIES:
Net loss from operations	1,682,890	(4,360,851)	(10,496,622)
Items not requiring cash outlay:
- Consulting fees	-	-	40,200
- Forgiveness of debt	-	-	(24,000)
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation	(2,606,434)	2,519,624	3,500,302
- Amortization of equipment	6,743	4,343	16,610
- Amortization of website development cost	5,000	1,667	9,167
- Mineral property acquisition	-	536,000	1,816,000
Cash provided by (used in) changes in operating
Assets and liabilities:
- Taxes recoverable	18,728	(9,207)	(498)
- Exploration program advances	87,600	(217,868)	-
- Prepaid expenses and deposit	(959)	14,113	(6,682)
- Accounts payable and accrued liabilities	(541,592)	146,078	105,822
- Advances from related parties	(44,680)	(88,210)	9,685

Net cash used in operating activities	(1,392,704)	(1,454,311)	(5,040,761)

FINANCING ACTIVITIES:
Cost of repurchase of common stock	-	-	(1,000)
Proceeds from issuance of common stock, net	-	2,832,550	5,641,250

Net cash provided by financing activities	-	2,832,550	5,640,250

INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Purchase of equipment	(9,667)	(35,407)	(54,749)
Website development costs	(30,000)	-	(40,000)

Net cash provided used in investing activities	(39,667)	(35,407)	(74,004)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,432,371)	1,342,832	525,485

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,957,856	1,648,814	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$525,485	$2,991,646	$525,485

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited – Prepared by Management)

	Six	Six	Cumulative from Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	June 30,	June 30,	June 30,
	2008	2007	2008
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	1,906
Taxes	-	-	-
Foreign exchange (gain) loss	(7,804)	(59)	10,954

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 400 of the Company’s common shares at $25	-	-	10,000

Issuance of 8,476 common shares for services at $6.00 per share on April 2, 2004	-	-	50,000

Donated consulting services	-	-	16,200

On September 6, 2006, 8,467 shares were cancelled and returned to the un-issued share capital of the Company by a former director	-	-	(2)

On November 27, 2006 the Company issued 50,000 shares at a deemed price of $25.60 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY	-	-	1,280,000

On November 30, 2006 the Company granted 97,500 restricted shares at a deemed price of $24.80 per share to officers of the company	-	-	2,418,000

On December 7, 2006, the Company issued 25,450 units at a deemed value of $10 per unit as a finder’s fee related to the private placement	-	-	254,500

On April 17, 2007 the Company issued 8,358 warrants exercisable on or before April 17, 2008 at an exercise price of $35	-	-	100,421

On May 4, 2007 the Company issued 20,000 common shares at a deemed price of $26.80 per share as a finders’ fee pursuant to the acquisition of mineral property interests	-	-	536,000

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 1 – INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A. as Gondwana Energy, Ltd. (“Gondwana”) on September 5, 1997.  The Company changed its name from Gondwana to FinMetal Mining  Ltd. on January 23, 2007.  On November 27, 2006, the Company completed the acquisition of 100% of the shares of Finmetal Mining OY (“FM OY”), a company incorporated under the laws of Finland.  On May 22, 2008 the Company changed its name from FinMetal Mining Ltd to Amazon Goldsands Ltd..  During the fiscal year ended December 31, 2006 the Company changed its operational focus from development of oil and gas properties, to acquisition of, exploration for and development of mineral properties.  The Company is currently in the exploration stage.

The Company has incurred a net loss of $(10,496,622) for the period from inception on September 5, 1997 to June 30, 2008 and has no source of revenue.  The continuity of the Company’s future operations is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s management intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accounts of the Company and its wholly owned subsidiary, Finmetal Mining OY (“FM OY”), a company incorporated under the laws of Finland, has been consolidated effective the date of its acquisition on November 27, 2006.

These financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  All significant inter-company transactions have been eliminated on consolidation.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2008, the Company has cash and cash equivalents in the amount of $484,910 (December 31, 2007:  $1,947,912) which are over the federally insured limit.  As at June 30, 2008, the Company has $Nil of cash equivalents (December 31, 2007: $Nil).

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for Website Development Costs” and, with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.  Amortization expense is a total of $ 5,000 for the six months ended June 30, 2008 (2007: $1,667) and cumulatively $9,167.

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

Mineral Claim Payments and Exploration Expenditures

Mineral property exploration costs are charged to operations as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets”.  The Company assesses the carrying costs for impairment under SFAS No. 144.   The Emerging Issues Task Force issued EITF 04-3 “Mining Assets: Impairment and Business Combinations”, which requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144.  The Company is in its early stages of exploration and unable to allocate proven and probable reserves to its mineral property.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Environmental Costs

Environmental expenditures that related to current operations are charged to operations or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Comprehensive Income

In accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the six months ended June 30, 2008 and 2007 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Stock-Based Compensation

During the year, the Company adopted SFAS No. 123(revised), “Share-Based Payment”, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  SFAS 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Foreign Currency Translation

The Company’s functional currency is U.S. dollars.   Accordingly, foreign currency balances are translated into US dollars as follows:

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

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Basic Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive.

Income taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at June 30, 2008 and December 31, 2007, the Company does not have any asset retirement obligations.

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

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and advances from related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

The Company is not exposed to significant interest, credit or currency risk arising from these financial instruments due to their short term nature.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We do not expect this adoption will have a material impact on our financial statements.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 3 –DUE TO RELATED PARTIES

The amounts due to related parties of $9,685 as at June 30, 2008 (December 31, 2007: $54,365), are due to officers and directors of the Company or companies related to them, on account of expenses paid on behalf of the Company and services rendered.  They are non-interest bearing, unsecured and due on demand.

NOTE 4 – PROPERTY AND EQUIPMENT

(i)  Mineral Property:

The Apofas Properties

Pursuant to an agreement dated January 22, 2007 the Company has the option to acquire a 100% interest in five mineral concessions, known as the Poronmannikko and Sarkiahonkangas projects, located in Finland. Under the terms of the agreement, the company has the right to acquire a 100% interest in two projects by making cash payments totalling €1,000,000. The initial payment of €150,000 is due on or before April 1, 2007 (paid), the 2nd payment of €150,000 is due on or before April 1, 2008 (extended by agreement to April 30, 2008), the 3rd payment of €300,000 is due on or before April 1, 2009 and the final payment of €400,000 is due on or before April 1, 2010.  Concurrent with ratification of the agreement on May 4, 2007, the Company issued 400,000 common shares as a finder’s fee. The mineral concessions are subject to a 2% gross proceeds royalty.  The agreement was signed with a company, which is controlled by the Company’s president. Management has determined not to proceed with the option to acquire these projects in fiscal 2008.

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

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 4 – PROPERTY AND EQUIPMENT (cont’d…)

(i)  Mineral Property (cont’d…)

The Magnus Properties (cont’d…)

On June 11, 2007, the Company entered into an Option Agreement with Magnus Minerals OY, pursuant to which the Company entered into a joint venture to explore the “Enonkoski area” in Finland primarily for nickel-copper-platinum group elements.

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

Magnus Minerals Oy is a company in which the Company’s former president has an ownership interest.

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

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 4 – PROPERTY AND EQUIPMENT (cont’d…)

 (ii)  Property and Equipment:
As at June 30, 2008:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	47,958	11,301	36,657
Computer software	5,928	4,446	1,482
	53,886	15,747	38,139

As at December 31, 2007:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	38,291	6,041	32,250
Computer software	5,928	2,964	2,964
	44,219	9,005	35,214

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

On May 22, 2008 the Company completed a one new for twenty old share reverse stock split.  The Company’s share transactions, including the weighted average number of common shares outstanding calculation for purposes of determining earnings per share, have been restated retroactively to reflect all of the above corporate capital transactions in these financial statements.

On November 30, 2006 the Company granted 97,500 restricted shares at a deemed price of $24.80 per share to officers of the company.  Fifty percent of these shares vest on January 1, 2008 and the balance on January 1, 2009.  On December 27, 2007 all 97,500 restricted shares were cancelled and returned to treasury.   Related stock based compensation in the amount of $2,321,780 was charged to operations during the year ended December 31, 2007. The deemed price was equal to the market price of the Company’s stock on the date of the transaction.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 5 – STOCKHOLDERS’ EQUITY (cont’d…)

Common Stock (cont’d…)

On April 17, 2007, the Company completed a private placement and issued 121,800 units at a price of $25 per share for total proceeds of $3,045,000.  Each unit consists of one share of common stock, par value $0.00001, and one-half warrant with each full warrant enabling the purchase of one share of common stock, exercisable for twelve months at the exercise price of $35, exercisable on or before April 17, 2008.  The Company also issued a cash finder’s fee of $212,450 and 8,358 warrants exercisable on or before April 17, 2008 at an exercise price of $35.

On April 17, 2007 the Company granted 37,500 restricted shares at a deemed price of $29 per share to officers, directors and consultants of the Company.  Fifty percent of these shares vest on April 17, 2008 and the balance on April 17, 2009. On April 17, 2008, 30,000 restricted shares were cancelled and returned to treasury. Related stock based compensation in the amount of $636,179 was charged to operations during the six months ended June 30, 2008 (2007: $ Nil),  the balance in the amount of $69,186 is deferred and shall be amortized and charged to operations over the vesting period. The deemed price is equal to the market price of the Company’s stock on the date of the transaction.

On April 17, 2007 the Company granted 8,750 restricted shares at a deemed price of $3.60 per share to consultants of the Company. The deemed price is equal to the market price of the Company’s stock as of December 31, 2007.  Fifty percent of these shares vest on April 17, 2008 and the balance on April 17, 2009. On April 17, 2008, 1,250 restricted shares were cancelled and returned to treasury.  Related stock based compensation in the amount of $2,919 was charged to operations during the six months ended June 30, 2008 (2007: $Nil) based on a deemed price of $1.20 per share as at June 30, 2008.  Cumulatively $11,069 was charged to operations from April 17, 2007 to June 30, 2008, the balance in the amount of $17,512 is deferred and shall be amortized and charged to operations over the vesting period.

Stock Options

On April 17, 2007 the Company granted 167,500 incentive stock options to officers, directors and consultants of the Company to purchase common stock of the Company at a price of $25 per common share on or before April 17, 2017 and vesting as to one-quarter of the common shares under the stock option on April 17, 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company’s Stock Incentive Plan.  As December 31, 2007 167,500 stock options were outstanding. During the six-months ended June 30, 2008 all stock options were cancelled or expired.

During fiscal 2007, the Company adopted the 2007 Stock Incentive Plan, (the “Plan”) which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

All stock options and rights are to vest over a period determined by the Board of Directors and expire not more than ten years from the date granted.  Pursuant to the Plan, the maximum aggregate number of shares that may be issued for awards is 500,000 and the maximum aggregate number of shares that may be issued for incentive stock options is 500,000.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 5 – STOCKHOLDERS’ EQUITY (cont’d…)

Stock Options (cont’d…)

The weighted average fair value of the 165,000 options granted to officers and directors in 2007 was estimated at $24.80 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 5 years. Related stock based compensation in the amount of $3,241,028  was credited to operations upon the expiration and cancellations of stock options during the six months ended June 30, 2008 (2007: $Nil), and cumulatively $NIL was charged to operations from April 17, 2007 to June 30, 2008.

The weighted average fair value of the 2,500 options granted to a consultant in 2007 was estimated at $2.80 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 146.97% and expected life of approximately 5 years. Related stock based compensation in the amount of $4,504 was credited to operations upon the expiration of stock options during the six months ended June 30, 2008 (2007: $Nil) and cumulatively $NIL was charged to operations from April 17, 2007 to June 30, 2008.

Although the assumptions used to record stock compensation expense reflect management’s best estimates, they involve inherent uncertainties based on market conditions generally outside of the control of the Company. If other assumptions were used, stock-based compensation expense could be significantly impacted. As stock options are exercised, the proceeds received on exercise are credited to stockholders’ equity.

Warrants

On April 17, 2007, the Company completed a private placement and issued 121,800 units at a price of $25 per share for total proceeds of $3,045,000.  Each unit consists of one share of common stock, par value $0.00001, and one-half warrant with each full warrant enabling the purchase of one share of common stock, exercisable for twelve months at the exercise price of $35, exercisable on or before April 17, 2008. 60,900 full warrants remained as at December 31, 2007,all of which expired during the six months ended June 30, 2008.  The Company also issued a cash finder’s fee of $212,450 and 8,358 warrants at a deemed value of $100,421, exercisable on or before April 17, 2008 at an exercise price of $35.  8,358 full warrants remained outstanding as December 31, 2007, all of which expired during the six months ended June 30, 208. The weighted average fair value of the 8,358 warrants issued as a finder’s fee was estimated at $12 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.15%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 1 year.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the six months ended June 30, 2008  the Company:

•	paid $211,527 (2007: $171,268) for consulting and management fees and management salaries to current officers and directors of the Company
•	paid $25,486 (2007: $31,614) for consulting fees included in mineral property acquisition and exploration expenditures, to companies controlled by the Vice-President of Exploration and the President.

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 7 – COMMITMENTS

•
The Company is committed for one year, commencing November 1, 2007, for monthly consulting services in the amount of $5,000 to a party who shall provide business development strategies and corporate marketing.

•	The Company committed for a one year period commencing January 1, 2008, to a consulting firm for monthly services in the amount of $1,500, for website maintenance.
•	The Company committed for two years, commencing April 1, 2008, for a monthly consulting services in the amount of $ 5,000 to a party who will provide management services in Europe.
•	The Company committed for one year, commencing June 1, 2008 for monthly consulting services in the amount of $ 10,000 to a party who will provide investor relations services.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited – Prepared by Management)

NOTE 8 – GEOGRAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, the Company’s principal operations are in Finland.  As at June 30, 2008, the Company does not have any material assets outside of Canada except long-lived assets of $7,029 (December 31, 2007: $3,940)

NOTE 9 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results ofOperations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our capital needs, business plans and expectations. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Amazon Goldsands.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Amazon” mean Amazon Goldsands Ltd. and our subsidiaries unless otherwise indicated.

Recent Changes in Our Capital Structure and Name Change

On May 22, 2008, our Board of Directors approved a one (1)-for-twenty (20) reverse stock split (the “Reverse Split”) of our Common Stock, par value $0.00001 per share (“Common Stock”), together with a corresponding reduction (from 100,000,000 to 5,000,000) in the number of our authorized shares of the Common Stock.   The Reverse Split was duly approved by the Board of Directors without shareholder approval in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes.  The Reverse Split was effected by filing a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Nevada Secretary of State.  The Reverse Split was effective at the close of business on June 6, 2008 and amended our Articles of Incorporation to decrease the authorized number of shares of our Common Stock from one hundred million (100,000,000) shares to five million (5,000,000) shares.  No fractional shares of our Common Stock were issued and shareholders who were entitled to a fractional post-split share received in lieu thereof one whole share.  All share and per share data in the consolidated financial statements and related notes have been adjusted to give retroactive effect to the Reverse Split and the change in authorized shares.

On May 22, 2008, we filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger whereby we would merge with our wholly-owned subsidiary, Amazon Goldsands Ltd., through a parent/subsidiary merger, with us as the surviving corporation.  This merger became effective on June 6, 2008 after the Reverse Stock Split.  Shareholder approval for this merger was not required under Section 92A.180.  At the effective time of this merger, our name was changed to “Amazon Goldsands Ltd.” and our Articles of Incorporation were amended to reflect this name change.

In connection with the Reverse Split and name change, our Common Stock was assigned a new symbol for quotation on the Over-the-Counter Bulletin Board.  Commencing on June 9, 2008, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “AZNG.”

Overview

We are an exploration stage company engaged in the assessment, acquisition and exploration of mineral properties.

We did not have any operations prior to the acquisition of our wholly-owned subsidiary, FinMetal OY, a corporation organized under the laws of Finland, on November 27, 2006. We acquired all of the outstanding shares of FinMetal OY in consideration for the issuance to the shareholder of FinMetal OY of 50,000 of our shares of Common Stock and a payment of €211,482 in cash (including €11,482 representing transfer taxes). As more fully described herein, at the time we acquired FinMetal OY, FinMetal OY owned the option to acquire a 100% interest in certain mineral rights to four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties, along with all existing property data (collectively, the "FinMetal Oy Properties"). As further described below, we no longer have any interest in these properties.

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

The FinMetal Oy Properties

As indicated above, we acquired our wholly owned subsidiary, FinMetal Oy, on November 27, 2006. At the time we acquired FinMetal OY, FinMetal OY owned the option, pursuant to an October 6, 2006 option agreement by and between FinMetal Oy and Magnus Minerals OY ("Magnus"), to acquire a 100% interest in certain mineral rights to four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties, along with all existing property data. Under the original terms of the option agreement, FinMetal Oy would have earned the interest in such properties (i) by paying option payments of 1,000,000 euros in cash for each property interest (that is, 4,000,000 euros with respect to all four properties) over a period of four years, to be paid annually at the beginning of each year with respect to each property as follows: 100,000 euros in the first year, 100,000 euros in the second year, 300,000 euros in the third year, and 500,000 euros in the fourth year, and (ii) by making a work commitment of 1,000,000 euros on each property (for a total work commitment of 4,000,000 euros), of which 25% must be conducted each year over a period of four years. All properties were subject to a 2% net smelter royalty in favour of Magnus.

On December 28, 2007, FinMetal Oy and Magnus entered into Amendment No. 1 to the option agreement, pursuant to which the terms of the original option agreement were amended as follows:

•
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

•
after the abovementioned extension payment was paid and the second year option payment was paid with respect to the Rautavaara property, the due date of the first year work commitment of 250,000 euros with respect to such property would have been extended such that such work commitment would not be due until August 31, 2008; and

•
the due date of the first year work commitment of 250,000 euros with respect to the Tainiovarra property would have been extended such that such work commitment would not be due until May 31, 2008 (we have decided to allow this option to lapse).

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

The Apofas Properties

Under the terms of our January 22, 2007 letter agreement with Apofas, and in order to exercise our option to acquire a 100% undivided interest in and to five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects (subject to a 2% gross proceeds royalty), we were required to make the following non-refundable cash payments to Apofas totaling €1.0 million in the following manner: (i) the first payment of €150,000 was due on or before April 1, 2007 and we paid this amount; (ii) the 2nd payment of €150,000 was due on or before April 1, 2008 (subsequently extended by agreement to be paid by April 30, 2008); (iii) the 3rd payment of €300,000 was due on or before April 1, 2009; and (iv) the final payment of €400,000 was due on or before April 1, 2010. We have decided to allow this option to lapse, so we have not made the second option payment.

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

With respect to the Enonkoski properties, the Hälväla Nickel Mine is the main focus of our 2008 exploration program. Our initial exploration program has been designed to check the validity of the reported resource estimate and the deep high grade drill intersection followed by a down-hole electromagnetic survey to seek extensions. The work planned in this area will consist of detailed geology using existing drill core and down-hole and surface geophysics with the primary objective of locating high grade ore bodies amenable to underground mining, with a secondary target of shallow low grade ore. By the end of fiscal 2008, we plan to fly an airborne electromagnetic survey (approximately 6,000 line-km) and conduct a drill program of approximately 5,000 meters. We began our airborne geophysical survey in the summer of 2007. The survey, designed to locate conductive minerals associated with nickel, utilizes an AeroTEM II system - a high-resolution helicopter-borne electromagnetic (EM) system developed by Canadian company Aeroquest. The survey is being used to locate drilling targets. Airborne EM is particularly effective over glacial terrains, such as Finland, where sediments may hide ore bodies. The conductive sulphide minerals that we are seeking are typically close the surface, due to glacial erosion. Aeroquest will provide us with advanced data processing and interpretation in industry standard formats and high quality coloured maps. Geophysicist Steve Balch, our former Vice President of Exploration, who has expert knowledge of the AeroTEM system, is supervising quality control and assurance during data acquisition.

During the next twelve months, we also intend to continue to seek out and acquire the mineral rights to other mineral exploration properties, which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. We are currently considering the acquisition of additional rights to exploration properties, but there is no assurance that we will be successful in acquiring the mineral rights to any mineral exploration properties.

Plan of Operations

Our plan of operations within the next twelve months is to pursue our planned exploration program as described above. In particular, we plan to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary:

1.     In accordance with the terms of the agreements pursuant to which we acquired our mineral property interests in the Enonkoski Property, we plan to incur the following costs with respect to our mineral property interests over the next twelve months:

o	first year work commitment expenditures of $1.8 million with respect to the Enonkoski properties to be incurred by November 30, 2008; and

o	a third option payment of 600,000 euros (US $894,000 based on the noon buying rate on August 12, 2008 of Euro 1.00 : US$1.49) with respect to the Enonkoski properties to be paid by November 30, 2008,

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $3.3 million dollars. As at June 30, 2008, we had cash and cash equivalents of $525,485 and working capital of $417,158. As such, our ability to make our planned exploration expenditures and to pay for our general administrative expenses will be subject to us obtaining additional financing.

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

Results of Operations

We have not generated any revenues from our operations in either of the past two fiscal years.

We reported a credit balance of expenses in the amount of $2,838,958 for the three months ended June 30, 2008, compared to expenses of $3,667,564 for the same reporting period in the prior year. We reported a credit balance of expenses in the amount of $1,674,545 for the six months ended June 30, 2008, compared to expenses of $4,394,734 for the same reporting period in the prior year. The decrease in reported expenses was attributable to stock-based compensation being credited to operations in the amount of $3,670,883 for the three months ended June 30, 2008 and $3,245,532 for the six months ended June 30, 2008 as a result of the expiration and cancellation of stock options during the reporting period.  The decrease in reported expenses was attributable a decrease in mineral property acquisition and exploration expenditures, which decreased to $18,798 for the three months ended June 30, 2008 from $1,230,052 for the three months ended June 30, 2007.  Mineral property acquisition and exploration expenditures for the six months ended June 30, 2008 decreased to $360,530 from $1,230,052 for the for the six months ended June 30, 2007.  The decrease in mineral property acquisition and exploration expenditures is attributable to management’s decision not to proceed with the exercise of option to acquire certain mineral property interests.

We reported other income of $1,619 for the three months ended June 30, 2008 and other income of $33,883 for the three months ended June 30, 2007. We reported other income of $8,345 for the six months ended June 30, 2008 and other income of $33,883 for the six months ended June 30, 2007. Other income during the three and six months ended June 30, 2008 and 2007 consisted solely of interest income.

We had a net gain of $2,840,577 for the three months ended June 30, 2008 as compared to a net loss of $3,633,681 for the three months ended June 30, 2007.   We had a net gain of $1,682,890 for the six months ended June 30, 2008 as compared to a net loss of $4,360,851 for the six months ended June 30, 2007.  This increase was primarily attributable to stock-based compensation being credited to operations as a result of the expiration and cancellation of stock options during the reporting period.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $525,485 (December 31, 2007 - $1,957,856) and working capital of $417,158 (December 31, 2007 - $1,368,636). We will require additional funds to pursue our planned exploration activities. Our management believes that the current cash on hand is not sufficient to fund our continued operations at the current level for the next twelve months. Additional capital will be required to effectively implement our planned exploration program. It is uncertain whether we will be able to obtain financing when sought or obtain it on terms acceptable to us.  If we are unable to obtain additional financing, our ability to continue our operations will be impaired.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Used in Operating Activities

Operating activities in the six months ended June 30, 2008 and 2007 used cash of $1,392,704 and $1,454,311 respectively.

Cash Used in Investing Activities

In the six months ended June 30, 2008, we used $39,667 in investing activities, as compared to $35,407 used in investing activities during the six months ended June 30, 2007.  In the six months ended June 30, 2008, $9,667 for purchase of equipment and $30,000 for website development costs.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. We did not obtain any cash from financing activities in the six months ended June 30, 2008. Financing activities in the six months ended June 30, 2007 provided cash of $2,832,550, all of which was from proceeds from the issuance of common stock.

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to June 30, 2008 of $10,496,622 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Mineral Claim Payments and Exploration Expenditures

Mineral property exploration costs are charged to operations as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 "Whether Mineral Rights are Tangible or Intangible Assets".  We assess the carrying costs for impairment under SFAS No. 144. The Emerging Issues Task Force issued EITF 04-3 "Mining Assets: Impairment and Business Combinations", which requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets' proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. We are in the early stages of exploration and unable to allocate proven and probable reserves to our mineral property. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly have been written off to operations. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock-Based Compensation

During the year, we adopted SFAS No. 123(revised), "Share-Based Payment", to account for our stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Foreign Currency Translation

Our functional currency is U.S. dollars. Accordingly, foreign currency balances are translated into US dollars as follows:

•	Monetary assets and liabilities are translated at the year-end exchange rate;
•
Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the year-end exchange rate;

•	Revenue and expense items are translated at the average exchange rate for the year; and
•	Foreign exchange gains and losses in the year are included in operations.

 Item 3.          Quantitative and Qualitative Disclosures About Market Risk

(Not Applicable)

Item 4T.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer, Mr. Daniel Hunter, and our Chief Financial Officer, Mr. Kenneth Phillippe.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the

SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.      Risk Factors

(Not Applicable)

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration under the Securities Act during the reporting period.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.         Other Information

None.

Item 6.          Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amazon Goldsands Ltd.

Date:	August 14, 2008

By: /s/ Hector Ponte Hector Ponte Title: Chief Executive Officer and Director
Date:	August 14, 2008
By: /s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Financial Officer and Director

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 27, 2008
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 27, 2008
3.1	Certificate of Change pursuant to NRS 78.209	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed May 27, 2008
10.1	Stock Purchase Agreement between the Company and Peter Löfberg, dated November 2, 2006, relating to the acquisition of FinMetal OY	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 30, 2006
10.2	Letter Agreement dated January 22, 2007 between the Company and AB Apofas OY	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 26, 2007
10.3	Amendment No. 1 to Option Agreement between Company and Magnus Minerals Oy, dated December 28, 2007	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 4, 2008
10.4	Mineral Property Option and Joint Venture Agreement between the Company and Magnus Minerals Oy, dated June 11, 2007	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 13, 2007
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X