Form 10-Q/A
period 2008-06-30
AMAZON GOLDSANDS LTD.
filed 2008-09-03
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Amazon Goldsands Ltd.

Date:	September 3, 2008

By: /s/ Hector Ponte Hector Ponte Title: Chief Executive Officer and Director
Date:	September 3, 2008
By: /s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Financial Officer and Director

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q/A
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