Form 10-Q
period 2008-09-30
AMAZON GOLDSANDS LTD.
filed 2008-11-18
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐    Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2008
Common Stock, $0.00001 par value	4,191,159

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2008.
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and from inception on September 5, 1997 to September 30, 2008.
F-3	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on September 5, 1997 to September 30, 2008.
F-4	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and from inception on September 5, 1997 to September 30, 2008.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – Prepared by Management)
	September 30,	December 31,
As at	2008	2007
	$	$
ASSETS

Current

Cash and cash equivalents	284,859	1,957,856
Exploration program advances	-	87,600
Taxes recoverable	2,465	19,226
Prepaid expenses and deposit	5,886	5,723

	293,210	2,070,415

Mineral property interests (Note 4(i))	625,000	-

Property and equipment, net of accumulated amortization
(Note 4(ii))	27,533	35,214

Website development cost, net of accumulated amortization
of $12,500 (December 31, 2007: $4,167)	27,500	5,833

Total Assets	973,243	2,111,453

LIABILITIES
Current

Accounts payable and accrued liabilities	30,985	647,414
Amounts due to related parties (Note 3)	-	54,365
Advances payable, non-interest bearing (4)	32,889

Total Liabilities	63,874	701,779

STOCKHOLDERS’ EQUITY

Common stock (Note 6)
Authorized: - 5,000,000 common shares, $0.00001 par value
Issued and outstanding: - 4,191,159 common shares (December 31, 2007: 1,722,409 common shares)	42	17

Additional paid-in capital	11,694,408	14,314,965

Deferred stock based compensation (Note 6)	-	(725,796)

(Deficit) accumulated during the exploration stage	(10,785,081)	(12,179,512)

Total Stockholders’ Equity	909,369	1,409,674

Total Liabilities and Stockholders’ Equity	973,243	2,111,453

NOTE 1 – INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS
NOTE 8 – COMMITMENTS
NOTE 11 – SUBSEQUENT EVENT
See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – Prepared by Management)
										Cumulative
										From
										Inception on
										September 5,
		Fiscal quarter ended				Nine months ended				1997 to
		September 30,				September 30,				September 30,
		2008		2007		2008		2007		2008
GENERAL AND ADMINISTRATIVE EXPENSES	$		$		$		$		$

Amortization – property and equipment		2,466		2,171		9,208		6,514		19,076
Amortization – website development costs		3,333		833		8,333		2,500		12,500
Bank charges		759		605		2,265		1,854		7,508
Consulting and management fees (recovery) (Note 6)		142,803		1,468,634		(2,244,105)		4,159,527		4,365,353
Foreign exchange (gain) loss		4,926		(4,639)		(2,878)		(4,698)		15,880
Investor communication and promotion		81,786		78,405		161,986		237,318		467,906
Office and administrative		2,603		6,324		34,365		17,166		109,547
Professional fees		46,272		32,700		155,184		121,620		380,303
Rent		2,737		3,583		15,807		11,661		39,417
Telephone		544		6,747		17,257		26,158		52,383
Transfer agent and filing fees		380		1,194		3,298		12,306		35,556
Travel and accommodation		-		30,452		83,813		190,765		355,372
Website maintenance		4,500		4,500		13,500		13,500		34,500
Mineral property acquisition and exploration expenditures		(9,360)		130,132		351,170		1,360,184		5,013,692
		283,748		1,761,641		(1,390,797)		6,156,375		10,908,993

OTHER INCOME AND (EXPENSES)
Forgiveness of debt		-		-		-		-		24,000
Gain on sale of oil and gas property		-		-		-		-		10,745
Interest income		803		28,022		9,148		61,905		102,199
Recovery of expenses		-		-		-		-		4,982
Write-down of incorporation cost		-		-		-		-		(12,500)
Write-down of assets		(5,514)				(5,514)				(5,514)

NET (INCOME) LOSS		$288,459		$1,733,619		$(1,394,431)		$6,094,4700		$10,785,081

Net income (loss) per share		$(0.16)		$(0.95)		$0.80	$	$ (3.50)

Weighted average shares outstanding		1,799,855		1,819,909		1,740,037		1,742,028

See accompanying Notes to the Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited – Prepared by Management)

       From Inception (September 5, 1997) to September 30, 2008:
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

       From Inception (September 5, 1997) to September 30, 2008:
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

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited – Prepared by Management)

       From Inception (September 5, 1997) to September 30, 2008:
	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$

Balance, December 31, 2004 (carried forward)	16,876		1		181,699		-		(120,507)		61,193

Repurchase of common stock for cash at $ 0.25 per share on March 3, 2005	(4,000)		(1)		(999)		-		-		(1,000)
Donated Capital	-		-		8,200		-		-		8,200
Net loss for year	-		-		-		-		(40,652)		(40,652)
Balance, December 31, 2005	12,876		1		188,892		-		(161,159)		27,741
Issue of common stock for cash at $0.125 per share on April 7, 2006	1,200,000		12		149,988		-		-		150,000
Cancellation of shares on September 6, 2006	(8,467)		(1)		1		-		-		-
Issue of common stock on purchase of Finmetal Mining Oy at a deemed value of $25.60 per share on November 27, 2006	50,000		1		1,279,999		-		-		1,280,000
Stock grant issued as stock based compensation at a deemed value of $24.80 per share on November 30, 2006	97,500		1		2,417,999		(2,321,280)		-		96,720
Issue of 254,500 common shares for cash at $10 per share and 25,450 common shares as a finder’s fee on December 7, 2006	279,950		3		2,544,997		-		-		2,545,000
Net loss for the year	-		-		-		-		(2,506,896)		(2,506,896)
Balance, December 31, 2006	1,631,859		17		6,581,883		(2,321,280)		(2,668,055)		1,592,565

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited – Prepared by Management)

       From Inception (September 5, 1997) to September 30, 2008:
	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$
Balance, December 31, 2006 (carried forward)	1,631,859		17		6,581,883		(2,321,280)		(2,668,055)		1,592,565
Issue of 121,800 common shares for cash at $25 per unit on April 17, 2007, net of finder’s fees of $312,896	121,800		1		2,732,128		-		-		2,732,129
Issue of 8,358 warrants as a finder’s fee on April 17, 2007 pursuant to an unit offering	-		-		100,421		-		-		100,421
Stock grant issued as stock based compensation at a deemed value of $29 per share on April 17, 2007 (Note 6)	46,250		1		1,341,249		(1,341,250)		-		-
Issue of 20,000 common shares as a finder’s fee for mineral interests at a deemed value of $26.80 on May 4, 2007 (Note 4(i))	20,000		1		535,999		-		-		536,000
Stock based compensation on granting of stock options and stock (Note 6)	-		-		3,023,282		2,936,734		-		5,960,016
Cancellation of stock awards (Note 6)	(97,500)		(1)		1		-		-		-
Net loss for the year	-		-		-		-		(9,511,457)		(9,511,457)
Balance, December 31, 2007	1,722,409		18		14,314,964		(725,796)		(12,179,512)		1,409,674

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited – Prepared by Management)

       From Inception (September 5, 1997) to September 30, 2008:
	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$
Balance, December 31, 2007 (carried forward)	1,722,409		18		14,314,964		(725,796)		(12,179,512)		1,409,674
Stock based compensation on stock grants (Note 6)	-		-		-		725,796				725,796
Cancellation of stock awards (Note 6)	(31,250)		(1)		1		-		-		-
Cancellation and expiration of stock options (Note 6)					(3,245,532)						(3,245,532)
Issuance of common shares on acquisition of mineral rights option in Peru at $0.25 per share on September 24, 2008	2,500,000		25		624,975						625,000
Net income for the period	-		-		-		-		1,394,431		1,394,431
Balance, September 30, 2008	4,191,159		42		11,069,433		-		(10,785,081)		905,369

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

INTERIM  CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited – Prepared by Management)
			Cumulative from
	Nine	Nine	Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2008	2007	2008
	$	$	$
OPERATING ACTIVITIES:
Net income ( loss) from operations	1,394,431	(6,094,470)	(10,785,081)
Items not requiring cash outlay:
- Consulting fees	-	-	40,200
- Forgiveness of debt	-	-	(24,000)
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation	(2,519,736)	3,901,103	3,587,000
- Amortization of equipment	9,208	6,514	19,076
- Amortization of website development cost	8,333	2,500	12,500
- Mineral property acquisition	-	536,000	1,816,000
- Write-down of assets	5,514	-	5,514
Cash provided by (used in) changes in operating
Assets and liabilities:
- Taxes recoverable	16,761	1,379	(2,465)
- Exploration program advances	87,600	(217,868)	-
- Prepaid expenses and deposit	(163)	53,236	(5,886)
- Accounts payable and accrued liabilities	(616,429)	33,490	30,985
- Advances from related parties	(54,365)	(36,616)	-

Net cash used in operating activities	(1,668,846)	(1,814,730)	(5,316,902)

FINANCING ACTIVITIES:
Advances	32,889	-	32,889
Cost of repurchase of common stock	-	-	(1,000)
Proceeds from issuance of common stock, net	-	2,832,550	5,641,250

Net cash provided by financing activities	32,889	2,832,550	5,673,139

INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Purchase of equipment	(7,040)	(35,406)	(52,123)
Website development costs	(30,000)	-	(40,000)

Net cash provided used in investing activities	(37,040)	(35,406)	(71,378)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,672,997)	982,414	284,859

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,957,856	1,648,814	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$284,859	$2,631,228	$284,859

See accompanying Notes to the Consolidated Financial Statement

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited – Prepared by Management)

			Cumulative from
	Nine	Nine	Inception (September 5, 1997)
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2008	2007	2008
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	1,906
Foreign exchange (gain) loss	4,926	(4,639)	15,880

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 400 of the Company’s common shares at $25	-	-	10,000

Issuance of 8,476 common shares for services at $6.00 per share on April 2, 2004	-	-	50,000

Donated consulting services	-	-	16,200

On September 6, 2006, 8,467 shares were cancelled and returned to the un-issued share capital of the Company by a former director	-	-	(2)

On November 27, 2006 the Company issued 50,000 shares at a deemed price of $25.60 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY	-	-	1,280,000

On November 30, 2006 the Company granted 97,500 restricted shares at a deemed price of $24.80 per share to officers of the company	-	-	2,418,000

On December 7, 2006, the Company issued 25,450 units at a deemed value of $10 per unit as a finder’s fee related to the private placement	-	-	254,500

On April 17, 2007 the Company issued 8,358 warrants exercisable on or before April 17, 2008 at an exercise price of $35	-	-	100,421

On May 4, 2007 the Company issued 20,000 common shares at a deemed price of $26.80 per share as a finders’ fee pursuant to the acquisition of mineral property interests	-	-	536,000

On September 26, 2008 the Company issued 2,500,000 common shares at a deemed price of $0.25 per share pursuant to the acquisition of mineral rights options	625,000	-	625,000

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited – Prepared by Management)

NOTE 1 – INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A. as Gondwana Energy, Ltd. (“Gondwana”) on September 5, 1997.  The Company changed its name from Gondwana to FinMetal Mining  Ltd. on January 23, 2007.  On November 27, 2006, the Company completed the acquisition of 100% of the shares of Finmetal Mining OY (“FM OY”), a company incorporated under the laws of Finland.  On May 22, 2008 the Company changed its name from FinMetal Mining Ltd to Amazon Goldsands Ltd..  During the fiscal year ended December 31, 2006 the Company changed its operational focus from development of oil and gas properties, to acquisition of, exploration for and development of mineral properties.  On September 18, 2008 the Company entered into a Mineral Right Option Agreement, and focused on the acquisition and development on properties located in Peru. The Company is currently in the exploration stage.

The Company has incurred a net loss of $(10,785,081) for the period from inception on September 5, 1997 to September 30, 2008 and has no source of revenue.  The continuity of the Company’s future operations is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s management intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

SEPTEMBER 30, 2008
(Unaudited – Prepared by Management)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2008, the Company has cash and cash equivalents in the amount of $268,314 (December 31, 2007:  $1,947,912) which are over the federally insured limit.  As at September 30, 2008, the Company has $Nil of cash equivalents (December 31, 2007: $Nil).

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for Website Development Costs” and, with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years on a straight line basis.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.  Amortization expense is a total of $8,333 for the nine months ended September 30, 2008 (2007: $2,500) and cumulatively $12,500.

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

SEPTEMBER 30, 2008
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

Comprehensive Income

In accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the nine months ended September 30, 2008 and 2007 the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

SEPTEMBER 30, 2008
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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at September 30, 2008 and December 31, 2007, the Company does not have any asset retirement obligations.

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

SEPTEMBER 30, 2008
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

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and advances payable. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

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

SEPTEMBER 30, 2008
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

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited – Prepared by Management)

NOTE 3 –DUE TO RELATED PARTIES

The amounts due to related parties of $nil as at September 30, 2008 (December 31, 2007: $54,365), are due to officers and directors of the Company or companies related to them, on account of expenses paid on behalf of the Company and services rendered.  They are non-interest bearing, unsecured and due on demand.

NOTE 4 – PROPERTY AND EQUIPMENT

(i)  Mineral Property:

The Temasek Properties

Effective September 18, 2008 the Company entered into a Mineral Right Option Agreement with Temasek Investments Inc. ("Temasek"), a company incorporated under the laws of Panama.  Pursuant to this Agreement, the Company acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent (25%) interest in certain mineral rights in Peru potentially resulting in the acquisition of 100% of the Mineral Rights.  The Mineral Rights are owned by Rio Santiago Minerales S.A.C. ("Rio Santiago").  Beardmore Holdings, Inc. ("Beardmore"), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to the Company of 25% of the outstanding shares of Beardmore.

The Company may exercise the initial twenty-five percent (25%) option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	paying $250,000 (paid subsequent to September 30, 2008) to Temasek on the date the Agreement is executed;
•	issuing 2,500,000 shares (issued ) of common stock to Temasek within five (5) business days from the Effective Date; and
•	paying an additional $250,000 to Temasek within ninety (90) days of the Effective Date.

The Company may exercise the second twenty-five percent (25%) option resulting in the acquisition of a 50% interest in the Mineral Rights after fulfilling the following conditions within 6 months:

•	paying an additional $750,000 to Temasek, and
•	issuing 3,500,000 additional shares of our common stock to Temasek.

The Company may exercise the third twenty-five percent (25%) option resulting in the acquisition of a 75% interest in the Mineral Rights after fulfilling the following conditions within 12 months:

•	paying an additional $1,250,000 to Temasek, and
•	issuing 4,500,000 additional shares of our common stock to Temasek.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited – Prepared by Management)

NOTE 4 – PROPERTY AND EQUIPMENT (cont’d…)

(i)  Mineral Property (cont’d…)

The Temasek Properties (cont’d…)

The Company may exercise the fourth twenty-five percent (25%) option resulting in the acquisition of a 100% interest in the Mineral Rights after fulfilling the following conditions within 18 months:

•	paying an additional $2,500,000 to Temasek, and
•	issuing 5,500,000 additional shares of our common stock to Temasek.

Upon the acquisition of a 100% interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for the Company’s sole benefit and hold the share strictly in accordance with the Company’s instructions.

Upon the Company’s acquisition of a 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty.  However, if the Company pays Temasek $2,000,000 within ninety (90) days of the acquisition of a 100% interest in the Mineral Rights, Temasek will only be entitled to an annual 1.5% net returns royalty.

If the Company exercise the second twenty-five percent (25%) option, resulting in the Company’s acquisition of a 50% interest in the Mineral Rights, and fails to acquire a 100% interest in the Mineral Rights, the Company and Temasek will form a joint venture in which the Company will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If the Company does not develop a feasible mining project within three years , the Company will be responsible to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

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

SEPTEMBER 30, 2008
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

In fiscal 2008, the Company decided not to exercise the November 2008 option with respect to this Property.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

(ii)  Property and Equipment:
As at September 30, 2008:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	38,505	11,712	26,793
Computer software	5,928	5,188	740
	44,433	16,900	27,533

As at December 31, 2007:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	38,291	6,041	32,250
Computer software	5,928	2,964	2,964
	44,219	9,005	35,214

NOTE 5 – ADVANCES PAYABLE

The Company received an advance from its former CEO in the amount of $32,889 during the quarter ended September 30, 2008 (2007 - $nil).  The advance is non-interest bearing, has no stated terms of repayment and is unsecured.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited – Prepared by Management)

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On April 17, 2007 the Company granted 37,500 restricted shares at a deemed price of $29 per share to officers, directors and consultants of the Company.  The deemed price is equal to the market price of the Company’s stock on the date of the transaction. On April 17, 2008, 30,000 restricted shares were cancelled and returned to treasury. Fifty percent of the remaining 7,500 shares vested on April 17, 2008 and the balance have since been deemed vested. Related stock based compensation in the amount of $705,365 was charged to operations during the nine months ended September 30, 2008.

On April 17, 2007 the Company granted 8,750 restricted shares at a deemed price of $3.60 per share to consultants of the Company. The deemed price is equal to the market price of the Company’s stock as of December 31, 2007.  On April 17, 2008, 1,250 restricted shares were cancelled and returned to treasury.  Fifty percent of these shares vested on April 17, 2008 and the balance have been deemed to have vested.  Related stock based compensation in the amount of $20,431 was charged to operations during the nine months ended September 30, 2008 based on a deemed price of $3.60 per share.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited – Prepared by Management)

NOTE 6 – STOCKHOLDERS’ EQUITY (cont’d…)

Stock Options (cont’d…)

Stock Options

On April 17, 2007 the Company granted 167,500 incentive stock options to officers, directors and consultants of the Company to purchase common stock of the Company at a price of $25 per common share on or before April 17, 2017 and vesting as to one-quarter of the common shares under the stock option on April 17, 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company’s Stock Incentive Plan.  As December 31, 2007 167,500 stock options were outstanding. As at September 30, 2008 all stock options were cancelled or had expired.

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

The weighted average fair value of the 165,000 options granted to officers and directors in 2007 was estimated at $24.80 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 5 years. Related stock based compensation in the amount of $3,241,028  was credited to operations upon the forfeiture of stock options during the nine months ended September 30, 2008, and cumulatively $NIL was charged to operations from April 17, 2007 to September 30, 2008.

The weighted average fair value of the 2,500 options granted to a consultant in 2007 was estimated at $2.80 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 146.97% and expected life of approximately 5 years. Related stock based compensation in the amount of $4,504 was credited to operations upon the forfeiture of stock options during the nine months ended September 30, 2008 (2007: $Nil) and cumulatively $NIL was charged to operations from April 17, 2007 to September 30, 2008.

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

SEPTEMBER 30, 2008
(Unaudited – Prepared by Management)

NOTE 6 – STOCKHOLDERS’ EQUITY (cont’d…)

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the six months ended September 30, 2008  the Company:

•	paid $236,350 (2007: $258,424) for consulting and management fees and management salaries to current officers and directors of the Company
•	paid $25,486 (2007: $99,103) for consulting fees included in mineral property acquisition and exploration expenditures, to companies controlled by the Vice-President of Exploration and the President.

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – COMMITMENTS

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

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited – Prepared by Management)

NOTE 9 – GEOGRAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, the Company’s principal operations have been in Finland.  As at September 30, 2008, the Company does not have any material assets outside of Canada except long-lived assets of $Nil (December 31, 2007: $3,940).

NOTE 10 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 11 – SUBSEQUENT EVENT

Subsequent to September 30, 2008 the Company changed its authorized number of shares to 400,000,000 in aggregate, increased the authorized number of common shares from 5,000,000 to 200,000,000 and authorized the creation of 200,000,000 blank check preferred shares with a par value of $0.001.

__________

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results ofOperations.

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

Recent Changes in Our Capital Structure and Name Change

On May 22, 2008, our Board of Directors approved a one (1) – for - twenty (20) reverse stock split (the “Reverse Split”) of our common stock, par value $0.00001 per share (the “Common Stock”), together with a corresponding reduction from one hundred million (100,000,000) to five million (5,000,000) shares of our authorized shares of Common Stock.   The Reverse Split was duly approved by our board of directors without shareholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes.  The Reverse Split was effected by filing a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Nevada Secretary of State.  The Reverse Split was effective at the close of business on June 6, 2008 and amended our Articles of Incorporation to decrease the authorized number of shares of our Common Stock from one hundred million (100,000,000) shares to five million (5,000,000) shares.  No fractional shares of our Common Stock were issued and shareholders who were entitled to a fractional post-split share received one whole share in lieu thereof.  All share and per share data in the consolidated financial statements and related notes of the Company have been adjusted to give retroactive effect to the Reverse Split and for the change in the number of authorized shares of Common Stock.

Also on May 22, 2008, we filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger, whereby we would merge with our wholly-owned subsidiary, Amazon Goldsands Ltd., through a parent/subsidiary merger, with us as the surviving corporation.  This merger became effective on June 6, 2008 after the Reverse Stock Split.  Shareholder approval for this merger was not required under Section 92A.180.  At the effective time of this merger, our name was changed to “Amazon Goldsands Ltd.” and our Articles of Incorporation were amended to reflect this name change.

In connection with the Reverse Split and our name change, our Common Stock was assigned a new symbol for quotation on the Over-the-Counter Bulletin Board.  Commencing on June 9, 2008, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “AZNG.”

On October 6, 2008, all of the members of our board of directors and the shareholders holding a majority of the voting power of the Company approved certain resolutions, including an amendment to our Articles of Incorporation to increase the aggregate number of our authorized shares of capital stock to four hundred million (400,000,000) shares and to create a series of blank check preferred stock, as follows:  (i) increase the number of authorized shares of Common Stock from five million (5,000,000) to two hundred million (200,000,000), and (ii) authorize the creation of two hundred million (200,000,000) shares of blank check preferred stock.  These actions were effective subsequent to the reporting period.

Overview

We were incorporated in the state of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining Ltd.  We are an exploration stage company engaged in the assessment, acquisition and exploration of mineral properties.  We were previously focused on the acquisition and development of our interests in the mineral rights on properties located in Finland.

In September 2008, we reorganized our operations and our current focus is on the acquisition and development of our interests in the mineral rights on properties located in Peru.  We no longer have any interest in any properties located in Finland and have allowed our options on these properties to lapse in order to pursue the development of our interests in the mineral rights on properties located in Peru.  Effective June 6, 2008, we merged with our wholly-owned subsidiary, Amazon Goldsands Ltd., pursuant to Articles of Merger that we filed with the Nevada Secretary of State.  We decided to change our name to "Amazon Goldsands Ltd." to better reflect our current focus on the acquisition and development of the mineral rights on properties located in South America.  We are an exploration-stage company and there is no assurance that commercially exploitable reserves of gold exists on any of our property interests.  In the event that commercially exploitable reserves of gold exist on any of our property interests, we cannot guarantee that we will make a profit.  If we cannot acquire or locate gold deposits, or if it is not economical to recover the gold deposits, our business and operations will be materially and adversely affected.  The disclosure that follows is a summary of each of the mineral property interests that we held during and subsequent to the reporting period, including those mineral rights interests we have decided not to pursue on properties located in Finland.

The FinMetal Oy Properties

On November 27, 2006, we acquired our wholly owned subsidiary, FinMetal Oy, a corporation organized under the laws of Finland, on November 27, 2006.  We acquired all of the outstanding shares of FinMetal OY in consideration for the issuance to the shareholder of FinMetal OY of 50,000 of our shares of Common Stock and a payment of €211,482 in cash (including €11,482 representing transfer taxes).  At the time we acquired FinMetal OY, FinMetal OY owned the option, pursuant to an October 6, 2006 option agreement by and between FinMetal Oy and Magnus Minerals OY ("Magnus"), to acquire a 100% interest in certain mineral rights to four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties, along with all existing property data.  Under the original terms of the option agreement, FinMetal Oy would have earned the interest in such properties (i) by paying option payments of 1,000,000 euros in cash for each property interest (for a total of 4,000,000 euros with respect to all four properties) over a period of four years, to be paid annually at the beginning of each year, with respect to each property, as follows: 100,000 euros in the first year, 100,000 euros in the second year, 300,000 euros in the third year, and 500,000 euros in the fourth year, and (ii) by making a work commitment of 1,000,000 euros on each property (for a total work commitment of 4,000,000 euros), of which 25% must be conducted each year over a period of four years.  All properties were subject to a 2% net smelter royalty in favour of Magnus.

On December 28, 2007, FinMetal Oy and Magnus entered into Amendment No. 1 to the option agreement, pursuant to which the terms of the original option agreement were amended as follows:

•
The due date of the second option payment of 100,000 euros, with respect to the Rautavaara property, was extended to April 30, 2008 in consideration of a 10,000 Euro extension payment (which has been paid) and by FinMetal Oy maintaining the claims in good standing by paying the applicable government and landowner payments according to Finnish law.  As we have decided to allow this option to lapse, we have not paid the second option payment.

•
After the above-mentioned extension payment was paid and the second year option payment was paid with respect to the Rautavaara property, the due date of the first year work commitment of 250,000 euros with respect to such property would have been extended such that such work commitment would not be due until August 31, 2008.

•
The due date of the first year work commitment of 250,000 euros with respect to the Tainiovarra property would have been extended such that such work commitment would not be due until May 31, 2008.  We have also decided to allow this option to lapse.

In addition, the parties to the amendment to the option agreement acknowledged therein that FinMetal Oy decided not to exercise the second year option with respect to each of the Petrovaara and Poskijärvi-Kokka properties and that full interest in and to such properties, which included claims in good standing for at least one year, and all data and information both old and new gathered by FinMetal Oy, shall be transferred to Magnus within one month at FinMetal Mining Oy's expense, and thereafter FinMetal Oy shall have foregone any claim on the Petrovaara and Poskijärvi-Kokka properties.  As indicated above, we have decided to allow our options with respect to the Rautavaara and Tainiovarra properties to lapse and are seeking to dissolve our wholly owned subsidiary, FinMetal Oy.

The Apofas Properties

On January 22, 2007, we entered into a letter agreement with Ab Apofas OY ("Apofas"), pursuant to which Apofas granted to us the sole and exclusive option to acquire, subject to a 2% gross proceeds royalty, a 100% undivided interest in and to five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects, which are located in northern Finland (collectively, the "Apofas Properties" and also known as the Oijarvi Gold Project).  Under the terms of our January 22, 2007 letter agreement with Apofas, and in order to exercise our option as to the Apofas Properties, subject to a 2% gross proceeds royalty, we were required to make the following non-refundable cash payments to Apofas totaling €1.0 million in the following manner: (i) the first payment of €150,000 was due on or before April 1, 2007 and this amount has been paid; (ii) the 2nd payment of €150,000 was due on or before April 1, 2008, and was subsequently extended by agreement to be paid by April 30, 2008; (iii) the 3rd payment of €300,000 was due on or before April 1, 2009; and (iv) the final payment of €400,000 was due on or before April 1, 2010.  We have decided to allow this option to lapse, so we have not made the second option payment or any subsequent option payments.

The Enonkoski Property

On June 11, 2007, we entered into a definitive Mineral Property Option and Joint Venture Agreement with Magnus Minerals OY, a Finnish corporation ("Magnus"), pursuant to which we and Magnus agreed to an option and a joint venture to explore the "Enonkoski area" in Finland (collectively, the "Enonkoski Property") primarily for nickel-copper-platinum group elements.  It was intended that we would be the operator of the joint venture and we could earn a 51% interest in certain valid claim reservations and pending claims comprising the Enonkoski Property by fulfilling $10 million in work commitments and €3 million in option payments, as more fully described below.

In order to exercise this option, we were required to spend $10 million in work commitments with minimum expenditures as follows: (a) $1.8 million to be paid by November 30, 2008; (b) $2.2 million to be paid by November 30, 2009; (c) $2.8 million to be paid by November 30, 2010; and (d) $3.2 million to be paid by November 30, 2011.  In addition, we were required to make a total of €3 million in option payments to Magnus over four years as follows: (a) €30,000 to be paid by May 22, 2007, which payment has been made; (b) €270,000 upon execution of the Option Agreement, which payment has been made; (c) €600,000 to be paid by November 30, 2008, (d) €900,000 to be paid by November 30, 2009; and (e) €1,200,000 to be paid by November 30, 2010.

Under this option, we would be required to spend 50% or more of our work commitments, of approximately $5 million, and option payments, of approximately €1.5 million, before any earn-in would have been realized.  Once the 50% was reached, we would have a 25.5% interest in the Enonkoski Property and this interest would have increased proportional to the work commitments and option payments to the maximum of 51%, at which point both our and Magnus' interests would have been converted to working interests.  As indicated above, we intend to have our option on this property lapse and intend to focus our efforts on the development of our interests in the mineral rights on properties located in Peru, as described below.

Peru Property

On September 18, 2008 (the "Effective Date"), we entered into a Mineral Right Option Agreement (the "Temasek Option Agreement") with Temasek Investments Inc. ("Temasek"), a company incorporated under the laws of Panama.  Pursuant to the Temasek Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mineral rights (the "Mineral Rights") in certain properties in Peru (the “Peru Property”) potentially resulting in our acquisition of 100% of the Mineral Rights.  The Mineral Rights are owned by Rio Santiago Minerales S.A.C. ("Rio Santiago").  Beardmore Holdings, Inc. ("Beardmore"), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to us of 25% of the outstanding shares of Beardmore.

We may exercise the initial option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	Payment of $250,000 to Temasek on the date the Temasek Option Agreement is executed;

•	Issuance of 2,500,000 shares of Common Stock to Temasek within five business days from the Effective Date; and

•	Payment of an additional amount of $250,000 to Temasek within ninety days of the Effective Date.

To date, we have paid $250,000 to Temasek following the execution of the Temasek Option Agreement and issued 2,500,000 shares of Common Stock to Temasek on September 26, 2008, in accordance with the Temasek Option Agreement.

We may exercise the second 25% option, resulting in our acquisition of a 50% interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date:

•	Payment of an additional amount of $750,000 to Temasek, and

•	Issuance of 3,500,000 additional shares of Common Stock to Temasek.

We may exercise the third 25% option, resulting in our acquisition of a 75% interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date:

•	Payment of an additional amount $1,250,000 to Temasek, and

•	Issuance of 4,500,000 additional shares of Common Stock to Temasek.

We may exercise the fourth 25% option, resulting in our acquisition of a 100% interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date:

•	Payment of an additional amount $2,500,000 to Temasek, and

•	Issuance of 5,500,000 additional shares of Common Stock to Temasek.

Upon our acquisition of a 100% interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for our sole benefit and hold the share strictly in accordance with our instructions.

Upon our acquisition of a 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a 100% interest in the Mineral Rights, Temasek will only be entitled to an annual 1.5% net returns royalty.

If we exercise the second 25% option, resulting in our acquisition of a 50% interest in the Mineral Rights, and fail to acquire a 100% interest in the Mineral Rights, we and Temasek will form a joint venture in which we will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we do not develop a feasible mining project within three years of the Effective Date, we will be responsible to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

If we do not fulfill the terms of the Temasek Option Agreement according to our business plan, then our ability to commence or continue operations could be materially limited.  In addition, we anticipate that substantially all of our assets will be put into commercializing our rights to the areas covered by our option agreements.  Accordingly, any adverse circumstances that affect the areas covered by our current and prospective option agreements and our rights thereto would affect us.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We are also focusing on seeking additional mining opportunities, some of which may be mineral deposits that are fully defined and have already gone through the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we seek to acquire may have a significant amount of proven and probable resources with what we believe to be excellent potential for expansion. We may also seek to acquire other drill-ready exploration projects that contain little or no proven resources, as with the options we currently hold to acquire existing mining projects in Peru, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.

Due to the extensive and expensive development programs required to prove mineral resources and reserves, as is typical in the mining business, companies such as ours sometimes are able to acquire deposits at significant discounts of the known in-the-ground value of the gold, silver, or other minerals.   In the event that we do locate a commercially exploitable mineral deposits, we may determine that it is commercially advantageous to sell our property interests rather than enter into production of any commercially mineral deposits on the property ourselves.

Planned Exploration Program

We are currently developing our plan of exploration for the development of our interests in the mineral rights on properties located in Peru.

Plan of Operations

Our plan of operations within the next twelve months is to develop and implement a planned exploration program on the Peru Property.  In particular, we plan to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary:

•	Payment of an additional amount of $250,000 to Temasek on or about December 18, 2008;

•	Payment of an additional amount of $750,000 to Temasek on or about March 18, 2009; and

•	Payment of an additional amount of $1,250,000 to Temasek on or about September 18, 2009.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $2,850,000.  As at September 30, 2008, we had cash and cash equivalents of $284,859 and working capital of $229,336.  As such, our ability to make our planned exploration expenditures and to pay for our general administrative expenses will be subject to us obtaining additional financing.

During the twelve-month period following the date of this report we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will not be able to pursue our exploration program, we will be forced to abandon our mineral property interests and our business will fail.

Results of Operations

We have not generated any revenues from our operations in either of the past two fiscal years.

We incurred expenses in the amount of $283,748 for the three months ended September 30, 2008, compared to expenses of $1,761,641 for the same reporting period in the prior year.  We reported a credit balance of expenses in the amount of $1,390,797 for the nine months ended September 30, 2008, compared to expenses of $6,156,375 for the same reporting period in the prior year.  The decrease in reported expenses was attributable to stock-based compensation being credited to operations in the amount of $2,519,736 for the nine months ended September 30, 2008 as a result of the expiration and cancellation of stock options during the reporting period.  The decrease in reported expenses was also attributable a decrease in mineral property acquisition and exploration expenditures, which decreased to a credit of $9,360 for the three months ended September 30, 2008 from $130,132 for the three months ended September 30, 2007.  Mineral property acquisition and exploration expenditures for the nine months ended September 30, 2008 decreased to $351,170 from $1,360,184 for the for the nine months ended September 30, 2007.  The decrease in mineral property acquisition and exploration expenditures is attributable to management’s decision not to proceed with the exercise of option to acquire certain mineral property interests.

We reported other expenses of $4,711 for the three months ended September 30, 2008 and other income of $28,022 for the three months ended September 30, 2007.  We reported other income of $3,634 for the nine months ended September 30, 2008 and other income of $61,905 for the nine months ended September 30, 2007.  Other income during the three and nine months ended September 30, 2008 and 2007 consisted solely of interest income.  Other expenses during the three and nine months ended September 30, 2008 and 2007 was attributable to the write-down of certain assets.

We had a net loss of $288,459 for the three months ended September 30, 2008 as compared to a net loss of $1,733,619 for the three months ended September 30, 2007.  We had net income of $1,394,431 for the nine months ended September 30, 2008 as compared to a net loss of $6,094,470 for the nine months ended September 30, 2007.  This increase was primarily attributable to stock-based compensation being credited to operations as a result of the expiration and cancellation of stock options during the reporting period.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $284,859, compared to $1,957,856 at December 31, 2007, and working capital of $229,336, compared to $1,368,636 at December 31, 2007.  We will require additional funds to pursue our planned exploration activities.  Our management believes that the current cash on hand is not sufficient to fund our continued operations at the current level for the next twelve months.  Additional capital will be required to effectively implement our planned exploration program.  It is uncertain whether we will be able to obtain financing when sought or obtain it on terms acceptable to us.  If we are unable to obtain additional financing, our ability to continue our operations will be impaired.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Used in Operating Activities

Operating activities in the nine months ended September 30, 2008 and 2007 used cash of $1,668,846 and $1,814,730, respectively.

Cash Used in Investing Activities

In the nine months ended September 30, 2008, we used $37,040 in investing activities, as compared to $35,406 used in investing activities during the nine months ended September 30, 2007.  In the nine months ended September 30, 2008, we expended $7,040 for purchase of equipment and $30,000 for website development costs.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, obtaining debt financing and through private placements of our stock. Financing activities in the nine months ended September 30, 2008 provided cash of $32,889, all of which was from proceeds from advances of cash.  Financing activities in the nine months ended September 30, 2007 provided cash of $2,832,550, all of which was from proceeds from the issuance of common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to September 30, 2008 of $10,785,081 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Not Applicable.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Hector Ponte, and our Chief Financial Officer, Mr. Carlos Stocker.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.      Risk Factors

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration under the Securities Act during the reporting period.

Item 3.        Defaults upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.       Other Information

None.

Item 6.        Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amazon Goldsands Ltd.

Date:	November 14, 2008

By: /s/ Hector Ponte Hector Ponte Title: Chief Executive Officer and Director
Date:	November 14, 2008
By: /s/ Carlos Stocker Carlos Stocker Title: Chief Financial Officer

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 27, 2008
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed May 27, 2008
3.1	Certificate of Change pursuant to NRS 78.209	Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed May 27, 2008
10.1	Stock Purchase Agreement between the Company and Peter Löfberg, dated November 2, 2006, relating to the acquisition of FinMetal OY	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 30, 2006
10.2	Letter Agreement dated January 22, 2007 between the Company and AB Apofas OY	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 26, 2007
10.3	Amendment No. 1 to Option Agreement between Company and Magnus Minerals Oy, dated December 28, 2007	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 4, 2008
10.4	Mineral Property Option and Joint Venture Agreement between the Company and Magnus Minerals Oy, dated June 11, 2007	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 13, 2007
10.5	Mineral Right Option Agreement between the Company and Temasek Investments Inc.	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 22, 2008
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X