Form 10-K
period 2008-12-31
AMAZON GOLDSANDS LTD.
filed 2009-04-15
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______.

Commission file number:  000-51203

Amazon Goldsands Ltd.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Jiron Caracas 2226, Jesús María, Lima, Peru
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: +(51 1) 989 184706

Securities registered under Section 12(b) of the Exchange Act:  None.
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2008, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($0.42) was:  $708,226.

The number of shares of our common stock outstanding as of February 25, 2009 was: 4,191,252

FORM 10-K
AMAZON GOLDSANDS LTD.
DECEMBER 31, 2008

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	44

Signature Page
Exhibit Index

Note Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Amazon,” the “Company,” “we,” “us,” or “our” refer to Amazon Goldsands Ltd., unless otherwise indicated.

PART I

ITEM 1.    Business.

Corporate History

We were incorporated in the state of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining Ltd.  We were previously focused on the acquisition and development of our interests in the mineral rights on properties located in Finland.

In September 2008, we reorganized our operations and our current focus is on the acquisition and development of our interests in the mineral rights on properties located in Peru.  Effective June 6, 2008, we merged with our wholly-owned subsidiary, Amazon Goldsands Ltd., pursuant to Articles of Merger that we filed with the Nevada Secretary of State.  We decided to change our name to "Amazon Goldsands Ltd." to better reflect our current focus on the acquisition and development of the mineral and mining rights underlying properties located in South America.

We no longer have any interest in any properties located in Finland and have allowed our options on these properties to lapse and revert back to the optionors so that we can pursue the development of our interests in the mineral rights on properties located in Peru.  The disclosure that follows is a summary of those mineral property interests in Finland that we have decided not to pursue during 2008 by allowing our options to lapse and revert back to the optionors.

The FinMetal Oy Properties

On November 27, 2006, we acquired our wholly-owned subsidiary, FinMetal OY, a corporation organized under the laws of Finland, on November 27, 2006.  At the time we acquired FinMetal OY, FinMetal OY owned the option, pursuant to an October 6, 2006 option agreement by and between FinMetal OY and Magnus Minerals OY, a Finnish corporation ("Magnus"), to acquire a 100% interest in certain mineral rights to four mineral properties located in Finland, and better known as the Petrovaara, Poskijärvi-Kokka, Rautavaara and Tainiovaara properties, along with all existing property data.  As indicated above, our options with respect to the Rautavaara and Tainiovarra properties have lapsed and reverted back to Magnus.  We are seeking to dissolve our wholly-owned subsidiary, FinMetal OY.

The Apofas Properties

On January 22, 2007, we entered into a letter agreement with Ab Apofas OY ("Apofas"), pursuant to which Apofas granted to us the sole and exclusive option to acquire, subject to a 2% gross proceeds royalty, a 100% undivided interest in five mineral property concession registration interest assets known as the Poronmannikko and Sarkiahonkangas gold prospects, which are located in northern Finland (collectively, the "Apofas Properties" and also known as the Oijarvi Gold Project).  We decided to allow this option to lapse and did not make the scheduled option payment or any subsequent option payments. As a result, our option with respect to the Apofas Properties has lapsed and reverted back to Apofas.

The Enonkoski Property

On June 11, 2007, we entered into a definitive Mineral Property Option and Joint Venture Agreement with Magnus, pursuant to which we and Magnus agreed to an option and a joint venture to explore the "Enonkoski area" in Finland (collectively, the "Enonkoski Property") primarily for nickel-copper-platinum group elements.  It was intended that we would be the operator of the joint venture and we could earn a 51% interest in certain valid claim reservations and pending claims comprising the Enonkoski Property by fulfilling certain specified conditions.  As indicated above, our options with respect to the Enonkoski area have lapsed and reverted back to Magnus.

Summary of our Mineral Property Interests

A description of each of our options to acquire the mineral and mining rights underlying properties located in Peru and the conditions that we must meet in order to exercise these options is set forth in Item 2 of this annual report.

We are also focusing on seeking additional mining opportunities, some of which may be mineral deposits that are fully defined and have already completed the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we seek to acquire may have a significant amount of proven and probable resources with what we believe to be excellent potential for expansion. We may also seek to acquire other drill-ready exploration projects that contain little or no proven resources, as with the options we currently hold to acquire existing mining projects in Peru, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.

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

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on any of the properties underlying our mineral property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on any of the properties underlying our mineral property interests, and there is no assurance that we will discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected.

Recent Changes in Our Capital Structure

On May 22, 2008, our board of directors approved a one (1) share for each twenty (20) shares reverse stock split (the “Reverse Split”) of our common stock, par value $0.00001 per share (the “Common Stock”), together with a corresponding reduction from one hundred million (100,000,000) shares to five million (5,000,000) shares of our authorized shares of Common Stock.   The Reverse Split was duly approved by our board of directors without shareholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes.  The Reverse Split was affected by filing a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Nevada Secretary of State.  The Reverse Split was effective at the close of business on June 6, 2008 and operated to amend our Articles of Incorporation to decrease the authorized number of shares of our Common Stock from one hundred million (100,000,000) shares to five million (5,000,000) shares.  No fractional shares of our Common Stock were issued and shareholders who were entitled to a fractional post-split share received one whole share in lieu thereof.  All share and per share data in the consolidated financial statements and related notes of the Company have been adjusted to give retroactive effect to the Reverse Split and for the change in the number of authorized shares of Common Stock.

On October 6, 2008, all of the members of our board of directors and the shareholders holding a majority of the voting power of the Company approved certain resolutions, including an amendment to our Articles of Incorporation to increase the aggregate number of our authorized shares of capital stock to four hundred million (400,000,000) shares and to create a series of blank check preferred stock, as follows:  (i) to increase the number of authorized shares of Common Stock from five million (5,000,000) shares to two hundred million (200,000,000) shares, and (ii) to authorize the creation of two hundred million (200,000,000) shares of blank check preferred stock.

Effect of Governmental Regulation on Our Business

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Peru.  The discussion that follows is a summary of the most significant government regulations which we anticipate will impact our operations.

Peru is located on the western coast of South America and has a population of approximately 28 million people.  It covers a geographic area of approximately 1.3 million square kilometres and is bordered by Bolivia, Brazil, Chile, Colombia and Ecuador.  Lima is the capital of Peru and its principal city with a population of approximately 7 million.

Peru has become a leading country for mining activities.  No special taxes or registration requirements are imposed on foreign-owned companies and foreign investment is treated as equal to domestic capital.  Peruvian law allows for full repatriation of capital and profits and the country’s mining legislation provides access to mining concessions under an efficient registration system.

Peruvian Mining Law

Under Peru’s Uniform Text of Mining Law (“UTM”), the right to explore for and exploit minerals is granted by the government by way of concessions.  A Peruvian mining concession is a property right, independent from the ownership of surface land on which it is located.  There are no restrictions or special requirements applicable to foreign companies or individuals regarding the holding of mining concessions in Peru unless the concessions are within 50 kilometres of Peru's borders.  The rights granted by a mining concession can be transferred, or sold and, in general, may be the subject of any transaction or contract.  Mining concessions may be privately owned and no state participation is required.

The application for a mining concession involves the filing of documents before the mining administrative authority.  The mining concession boundaries are specified in the application documents, with no requirement to mark the concession boundaries in the field since the boundaries are fixed by UTM coordinates.  In order to conduct exploration or mining activities, the holder of a mining concession must purchase the surface land required for the project or reach agreement with the owner for its temporary use.  If any of this is not possible, a legal easement may be requested from the mining authorities, although these easements have been rarely granted.

Mining concessions are irrevocable as long as their holders pay an annual fee of US $3 per hectare and reach minimum production levels within the terms set forth by law or otherwise pay penalties, as applicable.  Non-compliance with any of these mining obligations for two consecutive years will result in the cancellation of the mining concession.

Pursuant to the original legal framework, in force since 1992, holders of mining concessions are obliged to achieve a minimum production of US $100 per hectare per year within six years following the year in which the respective mining concession title is granted. If this minimum production is not reached, as of the first six months of the seventh year, the holder of the concession shall pay a US $6 penalty per hectare per year until such production is reached and penalties increase to US $20 in the twelfth year. Likewise, it is possible to avoid payment of the penalty if evidence is submitted to the mining authorities that an amount ten times the applicable penalty or more had been invested.

However, this regime has been recently and partially amended providing for, among other matters, increased minimum production levels, new terms for obtaining such minimum production, increased penalties in case such minimum production is not reached, and even the cancellation of mining concessions if minimum production is not reached within certain terms.  Pursuant to this new regime, the holder of the mining concession should achieve a minimum production of at least one tax unit (S/. 3,500, approximately US $1,100) per hectare per year, within a ten-year term following the year in which the mining concession title is granted.  If such minimum production is not reached within the referred term, the holder of the concession shall pay penalties equivalent to 10% of the tax unit.

If the minimum production is not reached within a fifteen-year term following the granting of the concession title, the mining concession shall be cancelled by the mining authority, unless (i) a qualified force majeure event is evidenced to and approved by the mining authority, or (ii) by paying the applicable penalties and concurrently evidencing minimum investments of at least ten times the amount of the applicable penalties; in which cases the concession may not be cancelled up to a maximum term of five additional years.  If minimum production is not reached within a twenty-year term following the granting of the concession title, the concession shall inevitably be cancelled.

This amended regime is currently applicable to all new mining concessions granted since October 11, 2008.  Regarding those mining concessions existing prior to such date, the new term for obtaining the increased minimum production level or otherwise being required to pay the increased penalties pursuant to the amended regime shall be counted as from the first business day of 2009.  Nevertheless, until such new term for obtaining the increased minimum production level does not expire, the minimum production level, the term for obtaining such minimum production, the amount of the penalties and the causes for cancellation of the mining concessions shall continue to be those provided in the original legal framework existing since 1992.

The amended regime shall not be applicable to those concessions handed by the Peruvian State through private investment promotion procedures, which shall maintain the production and investment obligations contained in their respective agreements, or to titleholders of concessions with mining stability agreements in force.

Environmental Laws

The Peruvian Ministry of Energy and Mines ("MEM") regulates environmental affairs in the mining sector, including establishing environmental protection regulations; while the Organism for Supervising Investment in Energy and Mining verifies environmental compliance and imposes administrative sanctions, although it is likely that in the near future these functions be assumed by the recently created Ministry of Environment.

Each stage of exploration or mining requires some type of authorization or permit, beginning with an application for an environmental permit for initial exploration and continuing with an Environmental Impact Assessment ("EIA") for mining, which includes public hearings.

For permitting purposes, exploration activities in Peru are classified in two categories:

•
Category I projects:  Mining exploration activities that comprise any of the following:  (i) a maximum of twenty drilling platforms; (ii) a disturbed area of less than ten hectares considering drilling platforms, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels with a total maximum length of fifty meters.  Holders of these projects must submit an Environmental Impact Statement (“EIS”) before the MEM, which in principle, is subject to automatic approval upon its filing, and subject to subsequent (ex post) review by the latter.  Nevertheless, in any of the following cases, the project shall not be subject to automatic approval and shall necessarily obtain an express prior approval by MEM, which should be granted, in principle, within a term of two months since filing the EIS: (i) the project is located in a protected natural area or its buffer zone; (ii) the project is oriented to determining the existence of radioactive minerals; (iii) the platforms, drill holes, trenches, tunnels or other components would be located within certain specially environmental sensitive areas specified in the applicable regulations (e.g., glaciers, springs, water wells, groundwater wells, protection lands, primary woods, etc.); (iv) the project covers areas where mining environmental contingencies or non-environmental rehabilitated previous mining works, already exist

•
Category II projects:  Mining exploration activities that comprise any of the following: (i) more than twenty drilling platforms; (ii) a disturbed area of more than ten hectares considering drilling plants, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels over a total length of fifty meters.  These projects require an authorization that are typically granted once the semi-detailed Environmental Impact Assessment (EIA) is approved by the MEM.  In general, such authorization should be complete within approximately four months.

Before initiating construction or exploitation activities and before the expansion of existing operations, an EIA approval should be obtained.  This process of authorization involves public hearings in the place where the project is located and, in general, should conclude within a term of 120 calendar days, although such process can require between eight months and one year.

Holders of mining activities performing mining exploration are required to conduct remediation works of disturbed areas, as part of the progressive closure of the project.  Likewise, they are required to undertake the final closure and post closure actions as set forth in the terms and conditions in the approved environmental instrument.

If the holder carries out mining exploration activities involving the removal of more than 10,000 tonnes of material, or more than 1,000 tonnes of material with a potential neutralization (“PN”) over potential acidity (“PA”) relation lower than 3 (PN/PA<3), then they shall be required to file a Mine Closure Plan, along with the corresponding environmental instrument, as well as to establish a financial guarantee to secure compliance with such Mine Closure Plan.

Holders of mining exploitation activities must file a Mine Closure Plan with the MEM within one year of the approval of their EIA.  The Mine Closure Plan must be implemented from the beginning of the mining operation.  Semi-annual reports must be filed evidencing compliance with the Mine Closure Plan.  An environmental guarantee covering the Mine Closure Plan’s estimated costs is also required to be granted.

Mining Royalties

Peruvian law requires that concession holders pay a mining royalty as consideration for the extraction of mineral resources.  The mining royalty is payable monthly on a variable cumulative rate of 1% to 3% of the value of the ore concentrate or equivalent, calculated in accordance with price quotations in international markets, subject to certain deductions such as indirect taxes, insurance, freight and other specified expenses.  The mining royalty payable is determined based on the following schedule: (i) under US $60 million of annual sales of concentrates: 1% royalty; (ii) in excess of US $60 million and up to US $120 million of annual sales: 2% royalty; and (iii) in excess of US $120 million of annual sales: 3% royalty.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties. We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also be compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Employees

We have no full-time employees at the present time.   Our executive officers do not devote their services full time to our operations.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have one subsidiary, Finmetal Mining OY, a company incorporated under the laws of Finland.

Glossary of Certain Mining Terms

Bowl concentrators -	A device for removing gold from black sand concentrates.
Churn drills -
A large drilling machine that bores large diameter holes in the ground. In mining, churn drills are used to drill into the soft carbonate rocks of lead and zinc hosted regions to extract bulk samples of the ore.

Convergent plate boundaries -	The point at which the seismic plates of the earth’s crust are destroyed and recycled back into the interior of the earth as one plate dives under another.
Drill-collar positions -
Points at which the drill collar is tightened or loosened to control the amount of force applied to the bit, used to carefully monitor the surface weight measured while the bit is just off the bottom of the wellbore.

Eocene-aged tectonism -	Movement of the seismic plates of the Earth during the Eocene period.
Fluvial transport -	The movement of sediment and minerals by water.
Fold-belt of anticlines -	A fold or wrinkle in the earth’s surface that is convex up and has its oldest beds at its core.
Glacio-fluvial -	Pertaining to streams fed by melting glaciers, or to the deposits and landforms produced by such streams.
Gravel-bedrock contact -	Contact with the layer of earth’s surface defined as where gravel gives way to bedrock.
Jig -	A piece of milling equipment used to concentrate ore on a screen submerged in water, either by the reciprocating motion of the screen or by the pulsation of water through it.
Metallurgical -	Extraction of metal from ore.
Mineral -	A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.
Mineral Reserve -	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Miocene -	A geological epoch of the Neogene period and extends from about 23.03 to 5.33 million years before the present
Moraine -
Any glacially formed accumulation of unconsolidated glacial debris (soil and rock) which can occur in currently glaciated and formerly glaciated regions, such as those areas acted upon by a past ice age.

Pliocene -	A period in the geologic timescale that extends from 5.332 million to 1.806 million years before present.
Reverse circulation drilling (Becker)	Heavy duty percussive drill used for drilling in alluvial and glacial terrains.
Scout drilling	Used to find and delineate targets for more defined drilling.
Sedimentary features	Features that were part of the sediments when they were deposited
Tertiary	A geologic period 65 million to 1.8 million years ago
Tills	Areas of unstratified soil deposited by a glacier; consisting of sand and clay and gravel and boulders mixed together within a matrix of a fine powdery material.
zone of deposition	The area at the end of a glacier or river where deposits of sediment occur.

ITEM 1A.     Risk Factors.

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risk Factors

Risks Associated With Our Business

Our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

As noted in our financial statements, we have incurred a net loss of $11,196,447 for the period from inception on September 5, 1997 to December 31, 2008 and have presently no source of revenue.  At December 31, 2008, we had working capital of $186,455.  As of December 31, 2008, we had cash and cash equivalents in the amount of US $492,903.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of I Vellmer Inc., Chartered Accountants for the fiscal year ended December 31, 2008 and 2007 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

We own the options to acquire the mining and mineral rights underlying certain properties and if we fail to perform the obligations necessary to exercise these options, we will lose our options and cease operations.

We hold options to acquire the mineral and mining rights underlying properties located in Peru, subject to certain conditions.  If we fail to meet the requirements of the agreement under which we acquired such options, including any payments or any exploration obligations that we have regarding these properties, we may lose our right to exercise the options to acquire the mineral and mining rights underlying these properties located in Peru.  If we do not fulfill these conditions, then our ability to commence or continue operations could be materially limited.  Accordingly, any adverse circumstances that affect the areas covered by these options and our rights thereto would affect us and your entire investment in shares of our common stock.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We have a limited operating history and have incurred losses that we expect to continue into the future.

We have not yet located any mineral reserves and we have never earned any revenues from our operations. In addition, we have a very limited operating history upon which an evaluation of our future success or failure can be made.  We have only recently taken steps to implement our business plan to engage in the acquisition of mineral and mining rights to exploration and development properties in Peru, and it is too early to determine whether such steps will prove successful.  Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

No assurances can be given that we will be able to successfully complete the purchase of mineral and mining rights to any properties, including the ones for which we currently hold options.  Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) identify and acquire properties or interests therein that ultimately have probable or proven mineral reserves, (ii) sell such mining properties or interests to strategic partners or third parties or commence the production of a mineral deposit, (iii) produce and sell minerals at profitable margins and (iv) raise the necessary capital to operate during this possible extended period of time.  At this stage in our development, it cannot be predicted how much financing will be required to accomplish these objectives.

We have no known reserves and we may not find any mineral resources or, if we find mineral resources, the deposits may be uneconomic or production from those deposits may not be profitable.

Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties. We have not established that any of the properties for which we hold options contain adequate amounts of gold or other mineral reserves to make mining any of the properties economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so. If we do not, our business will fail. If we cannot find economic mineral resources or if it is not economic to recover the mineral resources, we will have to cease operations.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as bulldozers and excavators, that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We do not have enough capital to complete our exploration and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We presently do not have sufficient capital to exercise our options to acquire the mineral and mining rights underlying property located in Peru.  Although management believes that sources of financing are available to complete the acquisition of these property interests, no assurances can be given that these financing sources will ultimately be sufficient.  Other forms of financing, if available, may be on terms that are unfavorable to our shareholders.

As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

Our success is dependent upon a limited number of people.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team.  The loss of the services of any member of our management could have a material adverse effect on us.

Our business will be harmed if we are unable to manage growth.

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls.  We will need to expand, train and manage our employee base.  We must carefully manage our mining exploration activities.  No assurances can be given that we will be able to timely and effectively meet such demands.

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy and mineral exploration programs.

Our future success depends largely upon the continued service of members of our board of directors, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru.  Personnel represent a significant asset, and the competition for such personnel is intense in the mineral exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations, particularly in Peru.

Our officers and directors may have conflicts of interest and do not devote full time to our operations.

Our officers and directors may have conflicts of interest in that they are and may become affiliated with other mining companies.  In addition, our officers do not devote full time to our operations.  Until such time that we can afford executive compensation commensurate with that being paid in the marketplace, our officers will not devote their full time and attention to our operations.  No assurances can be given as to when we will be financially able to engage our officers on a full-time basis.

Because most of our officers and directors are located outside of the United States, you may have no effective recourse against us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Associated With Mining

There is no assurance that we can establish the existence of any mineral resource on any of our property interests in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

We have not established that any of our properties contain any commercially exploitable mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines.  If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource.  If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Because our property interest and exploration activities in Peru are subject to political, economic and other uncertainties, situations may arise that could have a significantly adverse material impact on us.

Our activities in Peru are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations.  Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on our plans and on our ability to operate.  No assurances can be given that our plans and operations will not be adversely affected by future developments in Peru.

Because we presently do not carry title insurance and do not plan to secure any in the future, we are vulnerable to loss of title.

We do not maintain insurance against title on any of our properties. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties. Disputes over land ownership are common, especially in the context of resource developments. We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to the mining and mineral rights on such properties. The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business.

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our activities in Peru are subject to federal and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off.  No assurances can be given that such environmental issues will not cause our operations in the future to fail.

The federal and/or local government in Peru could require us to remedy any negative environmental impact. The costs of such remediation could cause us to fail.  Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any mines.

We have, and will in the future, engage consultants to assist us with respect to our operations in Peru.  We are beginning to address the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with the options for the properties in Peru.  No assurances can be given that we will be successful in our efforts.  Further, in order for us to operate and grow our business in Peru, we need to continually conform to the laws, rules and regulations of such country and local jurisdiction.  It is possible that the legal and regulatory environment pertaining to the exploration and development of mining properties will change.  Uncertainty and new regulations and rules could dramatically increase our cost of doing business, or prevent us from conducting its business; both situations could cause us to fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liabilities may exceed our resources, which could cause our business to fail.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence could cause us to fail.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold and silver. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring property interests. If we cannot continue to acquire interests in properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future as well as our ability to recruit and retain qualified personnel. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

 Risks Relating to our Common Stock

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  Accordingly, shareholders may have difficulty reselling any of the shares.

Because our common stock is quoted and traded on the OTCBB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCBB or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008, we are required to furnish a report by our management on our internal control over financial reporting.  Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

We have never paid dividends and have no plans to in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of our common stock and 200,000,000 shares of blank check preferred stock.  The common stock or blank check preferred stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public shareholders.

If we issue shares of blank check preferred stock with superior rights than our common stock, it could result in the decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 200,000,000 shares of blank check preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of blank check preferred stock. The issuance of any shares of blank check preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of blank check preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of blank check preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the shareholders and may adversely affect the voting and other rights of the holders of common stock.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Indemnification of officers and directors.

Our articles of incorporation and the bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our shareholders therefore will have only limited recourse against such individuals.

ITEM 1B.      Unresolved Staff Comments.

None.

ITEM 2.         Properties.

Description of our Mineral Property Interests

Our properties are located in Peru are in the exploration stage.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

Peru Property

On September 18, 2008 (the "Effective Date"), we entered into a Mineral Right Option Agreement (the "Temasek Option Agreement") with Temasek Investments Inc. ("Temasek"), a company incorporated under the laws of Panama.  Pursuant to the Temasek Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the "Mineral Rights") in certain properties in Peru (the “Peru Property”) potentially resulting in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are owned by Rio Santiago Minerales S.A.C. ("Rio Santiago").  Beardmore Holdings, Inc. ("Beardmore"), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to us of twenty-five percent of the outstanding shares of Beardmore.

A description of the Mineral Rights is set forth below:

Name	Area (ha)	Code	Title Nº	Owner
Bianka 1	1000	01-03905-08	00074599	Rio Santiago Minerales SAC
Bianka 2	1000	01-03878-08	00074599	Rio Santiago Minerales SAC
Bianka 3	900	01-03879-08	00074599	Rio Santiago Minerales SAC
Bianka 4	1000	01-03883-08	00074599	Rio Santiago Minerales SAC
Bianka 6	1000	01-03881-08	00074599	Rio Santiago Minerales SAC
Bianka 7	1000	01-03888-08	00074599	Rio Santiago Minerales SAC
Dalma 1	1000	01-03859-08	00074599	Rio Santiago Minerales SAC
Dalma 2	1000	01-03863-08	00074599	Rio Santiago Minerales SAC
Dalma 3	1000	01-03857-08	00074599	Rio Santiago Minerales SAC
Dalma 4	800	01-03865-08	00074599	Rio Santiago Minerales SAC
Dalma 5	500	01-03866-08	00074599	Rio Santiago Minerales SAC
Dorotea 1	1000	01-03909-08	00074599	Rio Santiago Minerales SAC
Dorotea 2	900	01-03906-08	00074599	Rio Santiago Minerales SAC
Dorotea 3	1000	01-03904-08	00074599	Rio Santiago Minerales SAC
Dorotea 4	800	01-03908-08	00074599	Rio Santiago Minerales SAC
Dorotea 5	1000	01-03910-08	00074599	Rio Santiago Minerales SAC
Dorotea 6	1000	01-03901-08	00074599	Rio Santiago Minerales SAC
Dorotea 7	1000	01-03899-08	00074599	Rio Santiago Minerales SAC

We exercised the initial option to acquire a twenty-five percent interest in the Mineral Rights by fulfilling the following conditions:

•	Payment of $250,000 to Temasek on the date the Temasek Option Agreement is executed;
•	Issuance of 2,500,000 shares of Common Stock to Temasek within five business days from the Effective Date; and
•	Payment of an additional amount of $250,000 to Temasek within ninety days of the Effective Date.

We may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date:

•	Payment of an additional amount of $750,000 to Temasek, and
•	Issuance of 3,500,000 additional shares of Common Stock to Temasek.

We may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date:

•	Payment of an additional amount $1,250,000 to Temasek, and
•	Issuance of 4,500,000 additional shares of Common Stock to Temasek.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date:

•	Payment of an additional amount $2,500,000 to Temasek, and
•	Issuance of 5,500,000 additional shares of Common Stock to Temasek.

Upon our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for our sole benefit and hold the share strictly in accordance with our instructions.

Upon our acquisition of a one hundred percent interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will only be entitled to an annual 1.5% net returns royalty.

If we exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, and fail to acquire a one hundred percent interest in the Mineral Rights, we and Temasek will form a joint venture in which we will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we do not develop a feasible mining project within three years of the Effective Date, we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

Location and Access

The Mineral Rights are located in the Manseriche and Condercanqui gold camps along the Rio Marañón in northeastern Peru.  These areas lie near the Manseriche gorge which cuts through the last ridge of hills that marks the interface between the Andean highlands and the Amazon foreland basin.  These camps straddle the boundary of the Loreto (eastern) and Amazonas (western) departments of northeastern Peru approximately 350km from the regional center of Iquitos which lies on the Amazon River.

Both Iquitos to the east as well as Tarapoto to the south are served with daily flights from Lima.  The project area can be reached from either of these towns by charter flights while supplies and heavy equipment can be barged in from either Yurimaguas (on the Rio Huallaga) or Iquitos, or trucked in from Bagua on a fair weather road to the village of Saramiriza located in the center of the Manseriche gold camp along the southwestern bank of the Rio Marañón.

The general location of the Mineral Rights within Peru is indentified on the map below:

Location Map
Quito
Ecuador
Colombia
Guayaquil
Project Location
Iquitos
Piura
Brazil
Trujillo
Peru
Pacific Ocean
Lima
Cuzco
Bolivia
La Paz
0
100
200
Kilometers
N
AMAZON
GOLD SANDS

The specific location of the Mineral Rights is indentified on the map below:

Previous Exploration History

The first record of gold production from the Manseriche camp was in the 1940’s, when a German-owned company operated a dragline on the Rio Marañón river.  Since then, Canadian, Brazilian, Swiss and Peruvian interests have operated various types of equipment on the Rio Marañón river with various degrees of success.

The most notable operation was that of a Peruvian company, Monica de Iquitos, who completed approximately 500 drill holes and established a considerable resource south of the town of Saramiriza.  This work was verified and confirmed by a Russian government consulting company, Sojuzkarta, which twinned some holes and took bulk samples by backhoe.  Their drill results as well as those from the collection of bulk samples were used to estimate a grade of 295mg/m3 based on a finess of 850 for correction to pure gold.

Subsequent studies have indicated that grades tended to increase with depth, and that much of the gold tends to be considerably fine in size, indicating the possibility of increased recovery, and therefore grade, with appropriate recovery techniques, e.g., jigs and bowl concentrators.

Geology and Mineralization

The Alegría, Condorcanqui, and Manseriche gold camps form part of the Marañón-Santiago Alluvial District (see Marañón-Santiago River Basin Map), one of four major alluvial gold fields in Peru (the others are, Iquitos, Ucayali, and Madre de Dios-Pando).

Such large-scale alluvial gold fields tend to form in environments associated with convergent plate boundaries, particularly at the interface between fold belts and foreland basins  An essential requirement for the development of such gold deposits is a gold-rich hinterland and a river system that can transfer gold from the zone of production in the upper reaches of the drainage basin, along the main trunk of the river system to the zone of deposition, usually where the river profile flattens-out at the limit between the highlands and alluvial plains. The Manseriche camp is indeed located exactly at such a juncture.

The Maranon-Santiago drainage basin covers an area of some 120,000 km2 and contains a number of gold deposits as well as some of the largest gold deposits and gold mining operations in the world, including Newmont’s Yanacocha (40m oz Au), Goldfield’s Cerro Corona (which currently produce 350 000 oz Au per annum), and Kinross’/ Aurelian’s Fruta del Norte deposit (14m oz Au).

The age of most of the gold mineralization in the highlands of the Marañón-Santiago river system is tertiary, and specifically Miocene.  However, Eocene-aged tectonism resulted in the formation of the eastern foothills of the Andes ,which effectively formed a barrier directing all erosion from the hinterland towards a basin on the western side of the Manseriche Gorge.  Glacial erosion of the gold deposits in the hinterland resulted in tills and moraines, which were subsequently concentrated in glacio-fluvial deposits by melting ice and intense rains in interglacial periods of which a number have been identified in Peru.  These sediments were retained by the eastern fold belt of anticlines.  The Pajacuse thrust event during the Pliocene then led to the breaching of the closed basin and the subsequent formation of the Manseriche Gorge.  This released the gold-rich glacio-fluvial sediments to be reconcentrated and deposited in the Rio Marañón flood plain east of the Gorge.

All the gold that is eroded form the primary deposits in this drainage basin has only one exit point, and that is through the Manseriche gorge.  Moreover, it is also at this focus point that the fast-running waters from the highlands are slowed down to a languid pace resulting in the deposition of the high-energy sedimentary load and its golden cargo.  It is the sequence of constant erosion, glacio-fluvial concentration, fluvial transport, collection in an intermediate (or series of intermediate) basin(s), and final alluvial concentration in the Rio Marañón flood plain, that provided the mixing and concentration which accounts for the regular gold values in the sands and gravels as indicated by all the work carried out to date.

A map below detailing the geology in the approximately area of the Mineral Rights is set forth below:

Proposed Exploration Program

An exploration base is being set up in the town of Saramiriza which is located in the center of the Manseriche alluvial camp on the western bank of the Marañón.

We intend to conduct a seismic survey along selected lines across the Marañón gravels in order to define the gravel-bedrock contact.  This information is needed to plan a drilling program and to assist with locating drill collar positions.  The selection of seismic lines will made on the basis of interpretation of aerial photos and satellite images, as well as from reconnaissance-scale mapping of sedimentary features.  Scout drilling utilizing churn drills will be undertaken on favorable areas, and anomalous zones will be followed up with reverse circulation drilling (Becker) in order to fully develop resources and reserves.

Before implementing the drilling plan, we intend to identify the landowners of the plots on which the mines are located so as to determine who the legal owners or current occupants are and/or the kind of tenancy or tenancy claim over the surface of the land, as well as the location of Native or Creole communities within the project’s area of influence.

An Environmental Impact Report will also be drafted so as to obtain the Environmental Impact Declaration from the Peruvian Mining Authorities, which is an essential requirement for any kind of exploration in Peru.

We intend to collect bulk samples collected by backhoe and an excavator will be required for metallurgical testing to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within an 18 month period.  Permitting work will be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.

We anticipate that the landowner studies and environmental report will be completed prior to June 30, 2009.  We anticipate that we will commence the mapping and geophysics in June 2009 with the initial drilling to begin shortly thereafter.

Anticipated costs for the next twelve months are as follows:

Activity	USD 000s
MINERAL PROPERTY COSTS:
Annual Fee	50
Surface Rights Access	15
EXPLORATION
Mapping	45
Geophysics - Seismic	130
DRILLING
Churn Drilling	500
TECHNICAL SERVICES
Consultants	180
Personnel	230
CAMP AND FIELD EXPENSES
Camp	180
Field	150
TRANSPORT AND LOGISTICS
Air Transport	180
Water Transport	80
Ground Transport	50
EQUIPMENT & PERMITTING	110
COMMUNITY OUTREACH	50
ADMINISTRATION	150
TOTAL	2,100

ITEM 3.     Legal Proceedings.

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTCBB under the symbol “AZNG.”  Prior to June 9, 2008 when we operated under the name Finmetal Mining Ltd., we were quoted on the OTCBB under the symbol “FNMM.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2008
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2008	$0.199	$0.041
June 30, 2008	$0.95	$0.045
September 30, 2008	$0.70	$0.20
December 31, 2008	$0.55	$0.15

Fiscal Year Ended December 31, 2007
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2007	$1.75	$1.04
June 30, 2007	$1.75	$0.35
September 30, 2007	$0.70	$0.25
December 31, 2007	$0.40	$0.15

Holders of Common Stock

As of December 31, 2008, we had approximately fifty-four (54) holders of record of our common stock and several other shareholders hold shares in street name.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion.  We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) in April 2007.  The number of shares of common stock issuable under the Stock Incentive Plan was reduced from 10,000,000 shares to 500,000 shares resulting from the one share-for-twenty shares reverse stock split of our Common Stock (“reverse split”) which became effective at the close of business on June 6, 2008.  As of December 31, 2008, there were no outstanding awards granted under the Stock Incentive Plan.  After an adjustment to give effect to the reverse split, 485,000 shares remain available under the Stock Incentive Plan for future equity grants as of December 31, 2008.

The Stock Incentive Plan authorizes us to grant awards in the form of shares of common stock, including unrestricted shares of common stock; options to purchase shares of common stock; stock appreciation rights or similar rights with a fixed or variable price related to the fair market value of the shares of common stock and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions; any other security with the value derived from the value of the shares of common stock, such as restricted stock and restricted stock units; deferred stock units; dividend equivalent rights; or any combination of the foregoing.

The Stock Incentive Plan allows for the grant of incentive stock options, non-qualified stock options and restricted stock awards.  The exercise price of any option shall be determined at the time the option is granted by the board of directors. However, the exercise price may generally not be less than 100 percent of the fair market value of the shares of common stock on the date of the grant. Each option expires on the date determined by the board of directors, but not later than ten years after the grant date. The board of directors may determine in its discretion whether any option shall be subject to vesting and the terms and conditions of any such vesting.  The Stock Incentive Plan also provides for the immediate vesting of options, as well as authorizes the board of directors, or any committee thereof, to cancel outstanding options or to make adjustments to the transfer restrictions on those options in the event of certain changes in corporate control of the company.  Awards, including options, made under the Stock Incentive Plan are not assignable and also subject to any restrictions and conditions imposed by the board of directors, or any committee thereof.

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders [1]	-	-	485,000
Total	-	-	485,000

1The Stock Incentive Plan was approved by our board of directors in April 2007 and 485,000 shares remain available for future awards under the Stock Incentive Plan as of December 31, 2008.

                Recent Issuances of Unregistered Securities

There were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.       Selected Financial Data.

Not applicable.

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our short operating history; (ii) our ability to manage business expansion; (iii) risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits; (iv) results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations; (v) mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production; (vi) the potential for delays in exploration or development activities or the completion of feasibility studies; (vii) risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses; (viii) risks related to commodity price fluctuations; (ix) the uncertainty of profitability based upon our history of losses; (x) risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects; (xi) risks related to environmental regulation and liability; (xii) risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs; (xiii) risks related to tax assessments; (xiv) political and regulatory risks associated with mining development and exploration; (xv) other risks and uncertainties related to our prospects, properties and business strategy; (xvi) potential that shareholders may lose all or part of their investment if we are unable to compete in our industry; (xvii)  our dependence on key personnel; (xvii) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xviii) possible issuance of common stock subject to options and warrants that may dilute the interest of shareholders; (xix) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xx) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxi) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxii) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxiii) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; and (xxiv) indemnification of our officers and directors.

Recent Developments for the Company

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

For the Years Ended December 31, 2008 and 2007

Revenues

We have not generated any revenues from our operations in either of the past two fiscal years.

Operating Expenses

We reported a credit balance of expenses in the amount of $964,069 for the year ended December 31, 2008, compared to expenses of $9,594,099 for the year ended December 31, 2007.  The decrease in reported expenses was attributable to stock-based compensation being credited back to operations in the amount of $2,048,882 for the year ended December 31, 2008, as a result of the cancellation of stock options during the reporting period.  The decrease in reported expenses was also attributable to a decrease in mineral property acquisition and exploration expenditures.  We incurred property acquisition and exploration expenditures of $380,685, for the year ended December 31, 2008, compared to $2,583,124 for the year ended December 31, 2007.  The decrease in mineral property acquisition and exploration expenditures is attributable to management’s decision not to proceed with the exercise of options to acquire certain mineral property interests located in Finland.

Other Items

We reported other income of $18,996 for the year ended December 31, 2008 and other income of $82,642 for the year ended December 31, 2007.  Other income during the year ended December 31, 2008 consisted of interest income and the expense for the write-down of assets.  Other income for the year ended December 31, 2007 consisted solely of interest income.

Net (Income) Loss

We had net income of $983,065 for the year ended December 31, 2008, as compared to a net loss of $9,511,457 for the year ended December 31, 2007.  This increase was primarily attributable to stock-based compensation being credited to operations as a result of the expiration and cancellation of stock options during the reporting period and not as a result of us generating any revenue from operations.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $492,903, compared to $1,957,856 at December 31, 2007, and working capital of $186,455, compared to $1,368,636 at December 31, 2007.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $2,100,000 over the next twelve months.  Over the next twelve moths, we will be required to make a payment of $750,000 if we elect to increase our ownership interest in the Mineral Rights from a twenty-five percent interest to a fifty percent interest and a payment of $1,250,000 if we elect to further increase our interest in the Mineral Rights from a fifty percent interest to a seventy-five percent interest.  We anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $600,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Operating activities in the year ended December 31, 2008 and 2007 used cash of $1,790,069 and $2,485,972, respectively, which reflect our recurring operating losses.  General and administrative expenses, including mineral property acquisition and exploration expenditures, for the year ended December 31, 2008 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the year ended December 31, 2008, we used $288,467 in investing activities, as compared to $37,536 used in investing activities during the year ended December 31, 2007.  For the year ended December 31, 2008, we expended $8,467 for purchase of equipment.  $30,000 for website development costs and $250,000 for the acquisition of mineral rights.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the year ended December 31, 2008 was $613,583, all of which was from received from subscriptions for shares of our common stock.  Net cash flows provided by financing activities for the year ended December 31, 2007 was $2,832,550, all of which was from proceeds from the issuance of common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to December 31, 2008 of $11,196,447 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Mineral Claim Payments and Exploration Expenditures

Mineral property exploration costs are charged to operations as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets”.  We assess the carrying costs for impairment under SFAS No. 144.   The Emerging Issues Task Force issued EITF 04-3 “Mining Assets: Impairment and Business Combinations”, which requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144.  We are in our early stages of exploration and unable to allocate proven and probable reserves to its mineral property.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Stock-Based Compensation

During the year, we adopted SFAS No. 123(revised), “Share-Based Payment”, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  SFAS 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
Foreign Currency Translation

Our functional currency is U.S. dollars.   Accordingly, foreign currency balances are translated into US dollars as follows:

•	Monetary assets and liabilities are translated at the year-end exchange rate.
•
Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the year-end exchange rate.

•	Revenue and expense items are translated at the average exchange rate for the year. Foreign exchange gains and losses in the year are included in operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning November 1, 2009. The adoption of this statement is not expected to have a material effect on our financial statements.

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

                     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  We are currently evaluating the impact of SFAS 163 on our financial statements and we do not expect it to have a material effect.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

ITEM 8.       Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       Other Information.

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position	Served Since
Hector Ponte	62	Chief Executive Officer, Principal Executive Officer, Director	2008
Robert Van Tassell	72	Director	2006
David Kerr	45	Director	2008
David Grant	57	Director	2008
Carlos Stocker	42	Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer	2008
John Keenan	60	Vice President of Exploration	2008

Hector Ponte.  Mr. Ponte has served as our Chief Executive Officer, Principal Executive Officer, and as a member of our board of directors since July 24, 2008.  Mr. Ponte has served as director for various corporations: OreGalore, SA, Stenfield Minera SA, and Ponte Hnos y Cia SA.  He founded OreGalore SA in 2000 and continues to serve as President of the company.  Over the past five years, Mr. Ponte has served as Commercial Manager for numerous companies: Lonmin PLC (1996-Present), Latin American Minerals - Hidefield Argentina SA (2005-2007) and Recursos Maricunga SA (2007-Present).  He has also served as an independent consulting geologist for various local and international clients: Lonmin Management Services Ltd, Normabec SA, Horwath Consulting - Swedish Geological AB, Horwath Consulting - Kilborn do Brazil, INTEMIN - National Institute for Mining Technology, and Estudios y Servicios SRL.

Robert Van Tassell.  Mr. Van Tassell has served on our Board of Directors since December 2006. Mr. Van Tassell has been involved in the Canadian mining industry for over fifty years. Before retiring from full-time ventures in 1998, he spent the prior sixteen years (1982-1998) as Vice President of Exploration for the precious metals venture Goldcorp Inc., formerly known as Dickenson Mines. Exploration teams led by Mr. Van Tassell are credited with such significant discoveries as the Husky Mine, the Minto copper deposit currently being mined by Sherwood Copper, and more recently, Goldcorp's High Grade Zone. From 1984 through 1993, Mr. Van Tassell served as a board member of the Prospectors and Developers Association of Canada (PDAC), including as Chairman of the PDAC's Program and Environmental Committees. Mr. Van Tassell also served as a director of the Yukon Chamber of mines for eleven years, two of them as President. He served four terms on the board of the Northern Resource Conferences, two of them as Chairman, and has taught introductory and advanced prospecting courses for the Chamber of Mines. He is a Life Member of the CIM and a member of the Geological Association of Canada.

David Kerr.  Mr. Kerr was appointed to serve as a member of our board of directors on October 6, 2008.  Mr. Kerr has approximately 23 years experience working as a geologist.  Mr. Kerr earned a Bachelor of Science degree in Geological Engineering from Queen's University in Kingston, Ontario in 1985.  Since September 2003, Mr. Kerr has served as a consulting geologist and President of Accumin Mineral Services Inc., a geological consulting firm.  Since 2000, Mr. Kerr has served as a geological consultant to Amazonia Mineracao Limitada, a Brazilian exploration and mining company in which he is also a stakeholder.

David Grant.  Mr. Grant was appointed to serve as a member of our board of directors on October 6, 2008.  Mr. Grant has over 30 years experience as a professional geologist in the minerals industry.  Mr. Grant earned a Bachelor of Science degree in Geology from the University of Rhodesia in 1975 and a Master of Science in Mineral Exploration from Rhodes University in 1980.  Since 1990, Mr. Grant has served as a consulting geologist for Applied Geology and Mining (Pty) Ltd during which time he has worked on a wide variety of mineral deposits including placer gold.

Carlos Stocker.  Mr. Stocker has served as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer since September 18, 2008.  Mr. Stocker has significant experience working with multinational companies in the capacities of chief financial officer, financial advisor, account analyst, and consultant. Since 2005, Mr. Stocker has served as managing director of TMF, a global management and accounting outsource firm, and is responsible for managing TMF’s offices in Argentina and Uruguay.  Between 1994 and 2005, Mr. Stocker worked with KPMG’s outsourcing department and served as Chief Financial Officer and Controller to several South American companies in various industries overseeing their financial operations.

John Keenan.  Mr. Keenan has served as our Vice President of Exploration since October 3, 2008.  Mr. Keenan has approximately 39 years experience working as a geologist.  Mr. Keenan obtained a Bachelor of Science degree in Geology from the University of London in 1969 and a Master of Science in Mineral exploration from the Imperial College Royal School of Mines in London in 1971.  Since May 2008, Mr. Keenan has also served as the Papua New Guinea representative for Tasman Goldfields Ltd. and is responsible for directing its exploration activities.  Since February 2006, Mr. Keenan has served as an Exploration Manager for Buffalo Gold Ltd. in Papua New Guinea and is responsible for supervising and directing exploration activities.  From August 2003 to January 2006, Mr. Keenan served as a contract geologist for Triumph Gold Corporation where his responsibilities included directing exploration programs for properties located in Venezuela.  Between August 2003 and July 2004, Mr. Keenan worked as an independent geological and geotechnical consultant for various gold exploration projects in South America and geotechnical investigations in the Caribbean islands.

   Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Board vacancies are filled by a majority vote of the Board.  There are no family relationship between any of our directors, director nominees and executive officers.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of that would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2008, the Board:

•	Reviewed and discussed the audited financial statements with management, and
•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Currently, there are only four directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert," but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert," each of our directors, by virtue of their  past employment experience, has knowledge of financial statements, finance, and accounting.  Accordingly, we believe that our current directors capably fulfill their duties and responsibilities in the absence of such an expert.

Director Independence

Our board of directors has determined that Messrs. Van Tassell, Kerr and Grant are “independent” as such term is defined by NASDAQ Rule 4200(a)(15).

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions: Mr. Kerr and Temasek Investments Inc. each failed to file their initial reports on Form 3 in a timely fashion during fiscal 2008 and Messrs. Hunter and Phillippe each failed to file a Form 4 in a timely fashion during fiscal year 2008.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. The Code of Ethics and Conduct was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 11.   Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2008 and 2007:

Name (a)	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Hector Ponte CEO and President	2008 2007	- -	- -	- -	- -	- -	- -
Carlos Stocker CFO, Secretary, Treasurer	2008 2007	- -	- -	- -	- -	- -	- -
John Keenan Vice President of Exploration	2008 2007	- -	- -	- -	- -	- -	- -
Kenneth Phillippe Former CFO, Secretary, Treasurer (4)	2008 2007	- -	- -	- -	- 62,500	37,830 38,160	37,830 100,660
Robert Horn Former COO (5)	2008 2007	- -	- -	- -	- -	15,000 60,000	15,000 60,000
Peter Eliel Lofberg Former President (6)	2008 2007	- -	- -	94,048 50,952	- -	112,602 176,176	206,650 227,128
Daniel Hunter Former CEO (7)	2008 2007	- -	- -	- -	- 312,500	126,000 127,200	126,000 439,700

(1)	No executive officers received any salary or bonus during the fiscal years ended December 31, 2008 or 2007.

(2)
Represents the expense for stock options, as indicated, recognized by the Company in accordance with Financial Accounting Standard No. 123(R) (“FAS 123(R)”), which requires that compensation cost relating to share-based awards be recognized in the financial statements.  The cost is measured based on the fair value of the awards.  The values set forth in this column represent the dollar amounts recognized in accordance with FAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.  The expense recognized by the employer in accordance with FAS 123(R) may differ from the value that will eventually be realized by the named executive officers, which will be based on the market value of the common stock at the time of vesting of restricted shares or at the time of the exercise of stock options.  The named executive officers will realize value in connection with the stock options only if and to the extent the price of the common stock exceeds the exercise price of the stock options at such time as the officers exercise the stock options.  The assumptions used to determine the FAS 123(R) values are described in Note 2 to the Notes to the Consolidated Financial Statements of Amazon Goldsands Ltd.  No stock or option awards were granted to named executive officers in 2008.

(3)	The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to consulting fees paid during 2008.

(4)	Mr. Phillippe served as our Treasurer, Chief Financial Officer and Secretary from October 25, 2006 until his resignation on September 18, 2008.

(5)	Mr. Horn served as our Chief Operating Officer from August 21, 2007 until his resignation on March 27, 2008.

(6)	Mr. Lofberg served as our President from November 27, 2006 until his resignation from this position on May 21, 2008.

(7)	Mr. Hunter served as our Chief Executive Officer from October 25, 2006 until his resignation from this position on July 24, 2008.

Compensation Components.

Base Salary. At this time, we do not compensate our executive officers by the payment of salaries.

Bonuses.  At this time, we do not compensate our executive officers by the payment of bonus compensation.

Stock Options.   Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock options to our executive officers during 2008.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Other. At this time, we have no profit sharing plan in place.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Hector Ponte CEO and President	-	-	-	-	-
Carlos Stocker CFO, Secretary, Treasurer	-	-	-	-	-
John Keenan Vice President of Exploration	-	-	-	-	-
Kenneth Phillippe Former CFO, Secretary, Treasurer	-	-	-	-	-
Robert Horn Former COO	-	-	-	-	-
Peter Eliel Lofberg Former President	-	-	-	-	-
Daniel Hunter Former COO	-	-	-	-	-

All share and per share data set forth below has been adjusted to give effect to the one (1)-for-twenty (20) reverse stock split of our Common Stock, par value $0.00001 per share, which became effective at the close of business on June 6, 2008.

Mr. Phillippe served as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer from October 25, 2006 until his resignation on September 18, 2008.  In 2007, Mr. Phillippe received as part of his compensation as Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer a stock option grant to acquire 2,500 shares of Amazon Goldsands Ltd. common stock at the exercise price of $20.00 per share.  These options were cancelled.  As such, Mr. Phillippe currently owns no stock options.

Mr. Lofberg served as our President from November 27, 2006 until his resignation from this position on May 21, 2008.  In 2007, in recognition for his service as President, Mr. Lofberg received a restricted stock award of 5,000 shares of Amazon Goldsands Ltd. common stock at a deemed price of $29.00 per share.  This restricted stock award was cancelled on April 17, 2008.  As such, Mr. Lofberg held no outstanding equity awards as of December 31, 2008.

Mr. Hunter served as a member of our board of directors from September 18, 2006 until his resignation from this position on July 24, 2008.  Mr. Hunter also served as our Chief Operating Officer from October 25, 2006 until his resignation from this position on July 24, 2008. In 2007, in recognition for his service as an executive officer, Mr.. Hunter received a stock option grant to acquire 12,500 shares of Amazon Goldsands Ltd. common stock at the exercise price of $20.00 per share.  These options were cancelled on December 27, 2007.  As such, Mr. Hunter currently owns no stock options.

Stock Option Plans

In 2007, our Board adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan authorizes us to reserve shares for future grants under it, of which 485,000 shares remain available for issuance.

The Stock Incentive Plan authorizes us to grant (i) to the key employees incentive stock options to purchase shares of common stock and non-qualified stock options to purchase shares of common stock and restricted stock awards, and (ii) to non-employee directors and consultants’ non-qualified stock options and restricted stock. The Plan Administrator will administer the Plan by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

Incentive stock options granted under the Stock Incentive Plan must have an exercise price at least equal to 100% of the fair market value of the common stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to 110% of the fair market value of the common stock on the date of grant. Non-statutory stock options may have exercise prices as determined by the Plan Administrator.

The Plan Administrator is also authorized to grant restricted stock awards under the Stock Incentive Plan. A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Plan Administrator.

Compensation of Directors

Set forth below is a summary of the compensation paid to each person that served as a director that was not an employee of Amazon Goldsands Ltd. in fiscal 2008. The following table does not include Mr. Hector Ponte, who is an executive officer, as well as a director, of Amazon Goldsands Ltd. and who did not receive compensation for service on Amazon Goldsands Ltd.’s board of directors in 2008.  The following table also does not include Mr. Daniel Hunter, Mr. Peter Eliel Lofberg, and Mr. Robert Horn, who formerly served as executive officers, as well as directors, of Amazon Goldsands Ltd. and who did not receive compensation for service on Amazon Goldsands Ltd.’s board of directors in 2008 through the effective date of their resignations.  The compensation arrangements for Messrs. Ponte, Hunter, Lofberg, and Horn is discussed under “Executive Compensation” in this annual report.

Director Compensation

Name (a)	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Robert Van Tassell	—	94,048	—	—	—	11,731	105,779
David Kerr	—	—	—	—	—	—	—
David Grant	—	—	—	—	—	—	—

(1)   Each person that served as a director that was not an employee of Amazon Goldsands Ltd. had the following equity awards outstanding as of the end of fiscal 2008:

Name	Option Awards	Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Shares of Restricted Stock that Have Not Vested (#)
Robert Van Tassell	0	0
David Kerr	0	0
David Grant	0	0

(2)   No options were granted or exercised in 2008.

(3)   The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to consulting fees paid during 2008.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 9, 2009, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner(1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers
Hector Ponte	0	-	-
Carlos Stocker	0	-	-
John Keenan	0	-	-
Robert Van Tassell	5,000	-	*
David Kerr	0	-	-
David Grant	0	-	-
All current directors and executive officers as a group (six persons)	5,000	-	*
More Than 5% Beneficial Owners
Temasek Investments Inc. Suite 1-A, #5 Calle Eusebio A. Morales El Cangrejo, Panama City Panama	2,500,000	-	59.6%

*     Represents less than 1% of the class.
(1)   Unless otherwise provided, the address of each person is c/o Jiron Caracas 2226, Jesús María, Lima 11, Perú
(2)   Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.
(3)   This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of February 9, 2009.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of Amazon Goldsands Ltd. common stock that are issuable upon the exercise of stock options exercisable within 60 days of February 9, 2009. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2008 or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 14.    Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by I Vellmer Inc., Chartered Accountants for professional services for the fiscal years ended December 31, 2008 and December 31, 2007:

	Fiscal 2008 Fees	Fiscal 2007 Fees
Fee Category
Audit Fees	$46,467	$34,860
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$46,467	$34,860

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2008 and 2007, these services included administrative services.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of I Vellmer Inc., Chartered Accountants on the financial statements of the Company for the year ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal years ended December 31, 2008 and December 31, 2007 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2008 and 2007, there were no disagreements with I Vellmer Inc., Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to I Vellmer Inc., Chartered Accountants’ satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2008 and 2007, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)(1)

(a)(2)           Not Applicable

(a)(3)           Exhibits.

See (b) below

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable

I. Vellmer Inc.
Chartered Accountant*
721 – 602 W. Hastings Street
Vancouver, B.C., V6B 1P2

		Tel:	604-687-3773
		Fax:	604-687-3778
	E-mail:	vellmer@i-vellmer.ca
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Amazon Goldsands Ltd.
(Formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)

I have audited the accompanying consolidated balance sheets of Amazon Goldsands Ltd. (an exploration stage company) as at December 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and the period cumulative from inception on September 5, 1997 to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Amazon Goldsands Ltd. as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period cumulative from inception on September 5, 1997 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s business is in the exploration stage and has not generated any revenue to date.  The Company will likely require new financing, either through issuing shares or debt, to continue in its business of acquiring, exploring and developing mineral properties.  These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/  I. Velmer Inc.

Vancouver, Canada
March 31, 2009                                                                                                                                                                     Chartered Accountants

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
As at	2008		2007
	$		$
ASSETS

Current

Cash and cash equivalents		492,903		1,957,856
Exploration program advances		-		87,600
Taxes recoverable		4,394		19,226
Prepaid expenses and deposit		1,962		5,723

		499,259		2,070,415

Mineral property interests (Note 4(i))		875,000		-

Property and equipment, net of accumulated amortization
(Note 4(ii))		25,964		35,214

Website development cost, net of accumulated amortization
of $15,833 (December 31, 2007: $4,167)		24,167		5,833

Total Assets		1,424,390		2,111,453

LIABILITIES
Current

Accounts payable and accrued liabilities (Note 5)		312,804		647,414
Amounts due to related parties (Note 3)		-		54,365

Total Liabilities		312,804		701,779

STOCKHOLDERS’ EQUITY

Common stock (Note 6)

Authorized: - 200,000,000 common shares, par value $0.00001 - 200,000,000 blank check preferred shares, par value $0.001 Issued and outstanding: - 4,191,252 common shares (December 31, 2007: 1,722,502 common shares)		42		17

Additional paid-in capital		11,694,408		14,314,965
Share subscriptions received (Note 12)		613,583		-

Deferred stock based compensation (Note 6)		-		(725,796)

(Deficit) accumulated during the exploration stage		(11,196,447)		(12,179,512)

Total Stockholders’ Equity		1,111,586		1,409,674

Total Liabilities and Stockholders’ Equity		1,424,390		2,111,453
NOTE 1 – INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS
NOTE 9 – COMMITMENTS
NOTE 12 – SUBSEQUENT EVENT

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative
				From
				Inception on
				September 5,
	Year ended			1997 to
	December 31,			December 31,
	2008		2007	2008

GENERAL AND ADMINISTRATIVE EXPENSES

Amortization – property and equipment	$13,777		$9,004	$23,645
Amortization – website development costs	11,667		3,334	15,834
Bank charges	2,838		2,246	8,081
Consulting and management fees (recovery) (Note 6)	(2,048,882)		6,282,962	4,560,576
Foreign exchange (gain) loss	(2,412)		(1,235)	16,346
Investor communication and promotion	251,304		262,776	557,224
Office and administrative	47,665		43,032	122,847
Professional fees	211,165		161,509	436,284
Rent	18,806		15,438	42,416
Telephone	19,257		30,598	54,383
Transfer agent and filing fees	4,984		10,778	37,242
Travel and accommodation	105,077		172,533	376,636
Website maintenance	20,000		18,000	41,000
Mineral property acquisition and exploration expenditures	380,685		2,583,124	5,043,207
	(964,069)		9,594,099	11,335,721

OTHER INCOME AND (EXPENSES)
Forgiveness of debt	15,000		-	39,000
Gain on sale of oil and gas property	-		-	10,745
Interest income	9,510		82,642	102,561
Recovery of expenses	-		-	4,982
Write-down of incorporation cost	-		-	(12,500)
Write-down of assets	(5,514)			(5,514)

NET (INCOME) LOSS	$(983,065)		$9,511,457	$11,196,447

Net income (loss) per share	$0.39	$	(5.40)

Weighted average shares outstanding	2,537,534		1,762,782

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception (September 5, 1997) to December 31, 2008:

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

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception (September 5, 1997) to December 31, 2008:

	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$

Balance, September 30, 2000 (carried forward)	8,400		1		110,999		-		(47,627)		63,373
Net loss for the year	-		-		-		-		(14,296)		(14,296)

Balance, September 30, 2001	8,400		1		110,999		-		(61,923)		49,077

Net income for the year	-		-		-		-		10,954		10,954
Balance, September 30, 2002	8,400		1		110,999		-		(50,969)		60,031

Net income for the year	-		-		-		-		2,387		2,387

Balance, September 30, 2003	8,400		1		110,999		-		(48,582)		62,418
Issuance of common shares for cash at $1.50 per share and services at $6 per share on April 2, 2004	8,569		1		62,699		-		-		62,700
Donated capital	-		-		5,000		-		-		5,000

Net loss for the year	-		-		-		-		(64,175)		(64,175)

Balance, September 30, 2004	16,969		1		178,699		-		(112,757)		65,943
Donated capital	-		-		3,000		-		-		3,000
Net loss for the year	-		-		-		-		(7,750)		(7,750)

Balance, December 31, 2004	16,969		1		181,699		-		(120,507)		61,193

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

                From Inception (September 5, 1997) to December 31, 2008:

	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$

Balance, December 31, 2004 (carried forward)	16,969		1		181,699		-		(120,507)		61,193

Repurchase of common stock for cash at $ 0.25 per share on March 3, 2005	(4,000)		(1)		(999)		-		-		(1,000)
Donated Capital	-		-		8,200		-		-		8,200
Net loss for year	-		-		-		-		(40,652)		(40,652)
Balance, December 31, 2005	12,969		1		188,899		-		(161,159)		27,741
Issue of common stock for cash at $0.125 per share on April 7, 2006	1,200,000		12		149,988		-		-		150,000
Cancellation of shares on September 6, 2006	(8,467)		(1)		1		-		-		-
Issue of common stock on purchase of Finmetal Mining Oy at a deemed value of $25.60 per share on November 27, 2006	50,000		1		1,279,999		-		-		1,280,000
Stock grant issued as stock based compensation at a deemed value of $24.80 per share on November 30, 2006	97,500		1		2,417,999		(2,321,280)		-		96,720
Issue of 254,500 common shares for cash at $10 per share and 25,450 common shares as a finder’s fee on December 7, 2006	279,950		3		2,544,997		-		-		2,545,000
Net loss for the year	-		-		-		-		(2,506,896)		(2,506,896)
Balance, December 31, 2006	1,631,952		17		6,581,883		(2,321,280)		(2,668,055)		1,592,565

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

        From Inception (September 5, 1997) to December 31, 2008:

	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$
Balance, December 31, 2006 (carried forward)	1,631,952		17		6,581,883		(2,321,280)		(2,668,055)		1,592,565
Issue of 121,800 common shares for cash at $25 per unit on April 17, 2007, net of finder’s fees of $312,896	121,800		1		2,732,128		-		-		2,732,129
Issue of 8,358 warrants as a finder’s fee on April 17, 2007 pursuant to an unit offering	-		-		100,421		-		-		100,421
Stock grant issued as stock based compensation at a deemed value of $29 per share on April 17, 2007 (Note 6)	46,250		1		1,341,249		(1,341,250)		-		-
Issue of 20,000 common shares as a finder’s fee for mineral interests at a deemed value of $26.80 on May 4, 2007 (Note 4(i))	20,000		1		535,999		-		-		536,000
Stock based compensation on granting of stock options and stock (Note 6)	-		-		3,023,282		2,936,734		-		5,960,016
Cancellation of stock awards (Note 6)	(97,500)		(1)		1		-		-		-
Net loss for the year	-		-		-		-		(9,511,457)		(9,511,457)
Balance, December 31, 2007	1,722,502		18		14,314,964		(725,796)		(12,179,512)		1,409,674

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

            From Inception (September 5, 1997) to December 31, 2008:

	Common Shares	Stock Amount		Additional Paid-in Capital		Deferred Stock Based Compensation		Share subscriptions received		Deficit Accumulated During The Exploration Stage		Total Stockholders’ Equity (Deficiency)
		$		$		$		$		$		$
Balance, December 31, 2007 (carried forward)	1,722,502		18		14,314,964		(725,796)		-		(12,179,512)		1,409,674
Stock based compensation on stock grants (Note 6)	-		-		-		725,796		-				725,796
Cancellation of stock awards (Note 6)	(31,250)		(1)		1		-		-		-		-
Forfeiture of stock options (Note 6)	-				(3,245,532)		-		-		-		(3,245,532)
Issuance of common shares on acquisition of mineral rights in Peru at $0.25 per share on September 24, 2008	2,500,000		25		624,975		-		-		-		625,000
Share subscriptions received	-		-		-		-		613,583		-		613,583
Net income for the period	-		-		-		-				983,065		983,065

Balance, December 31, 2008	4,191,252		42		11,694,408		-		613,583		(11,196,447)		1,111,586

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative from
			Inception (September 5, 1997)
	Year Ended	Year Ended	To
	December 31,	December 31,	December 31,
	2008	2007	2008
	$	$	$
OPERATING ACTIVITIES:
Net income ( loss) from operations	983,065	(9,511,457)	(11,196,447)
Items not requiring cash outlay:
- Consulting fees	-	-	40,200
- Forgiveness of debt	-	-	(24,000)
- Gain on sale of oil and gas property	-	-	(10,745)
- Stock-based compensation	(2,519,736)	5,960,016	3,587,000
- Amortization of equipment	13,777	9,004	23,645
- Amortization of website development cost	11,667	3,334	15,834
- Mineral property acquisition	-	536,000	1,816,000
- Write-down of assets	3,940	-	3,940
Cash provided by (used in) changes in operating
Assets and liabilities:
- Taxes recoverable	14,832	(4,981)	(4,394)
- Exploration program advances	87,600	(87,600)	-
- Prepaid expenses and deposit	3,761	58,187	(1,962)
- Accounts payable and accrued liabilities	(334,610)	590,723	312,804
- Advances from related parties	(54,365)	(39,198)	-

Net cash used in operating activities	(1,790,069)	(2,485,972)	(5,438,125)

FINANCING ACTIVITIES:
Share subscriptions received	613,583	-	613,583
Cost of repurchase of common stock	-	-	(1,000)
Proceeds from issuance of common stock, net	-	2,832,550	5,641,250

Net cash provided by financing activities	613,583	2,832,550	6,253,833

INVESTING ACTIVITIES:
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Acquisition of mineral rights	(250,000)	-	(250,000)
Purchase of equipment	(8,467)	(37,536)	(53,550)
Website development costs	(30,000)	-	(40,000)

Net cash provided used in investing activities	(288,467)	(37,536)	(322,805)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,464,953)	309,042	492,903

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,957,856	1,648,814	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$492,903	$1,957,856	$492,903

See accompanying Notes to the Consolidated Financial Statement

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

			Cumulative from
			Inception (September 5, 1997)
	Year Ended	Year Ended	Through
	December 31,	December 31,	December 31,
	2008	2007	2008
	$	$	$
SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-	1,906
Foreign exchange (gain) loss	(2,412)	(1,235)	16,346

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
Purchase of oil and gas property for consideration of 400 of the Company’s common shares at $25	-	-	10,000

Issuance of 8,476 common shares for services at $6.00 per share on April 2, 2004	-	-	50,000

Donated consulting services	-	-	16,200

On September 6, 2006, 8,467 shares were cancelled and returned to the un-issued share capital of the Company by a former director	-	-	(2)

On November 27, 2006 the Company issued 50,000 shares at a deemed price of $25.60 per share pursuant to the equity acquisition of 100% of the issued common shares of FM OY	-	-	1,280,000

On November 30, 2006 the Company granted 97,500 restricted shares at a deemed price of $24.80 per share to officers of the company	-	-	2,418,000

On December 7, 2006, the Company issued 25,450 units at a deemed value of $10 per unit as a finder’s fee related to the private placement	-	-	254,500

On April 17, 2007 the Company issued 8,358 warrants exercisable on or before April 17, 2008 at an exercise price of $35	-	-	100,421

On May 4, 2007 the Company issued 20,000 common shares at a deemed price of $26.80 per share as a finders’ fee pursuant to the acquisition of mineral property interests	-	-	536,000

On September 24, 2008 the Company issued 2,500,000 common shares at a deemed price of $0.25 per share pursuant to the acquisition of mineral rights	625,000	-	625,000

See accompanying Notes to the Consolidated Financial Statements

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 – INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada, U.S.A. as Gondwana Energy, Ltd. (“Gondwana”) on September 5, 1997.  The Company changed its name from Gondwana to FinMetal Mining  Ltd. on January 23, 2007.  On November 27, 2006, the Company completed the acquisition of 100% of the shares of Finmetal Mining OY (“FM OY”), a company incorporated under the laws of Finland.  During the fiscal year ended December 31, 2006 the Company changed its operational focus from development of oil and gas properties, to acquisition of, exploration for and development of mineral properties in Finland.  On May 22, 2008 the Company changed its name from FinMetal Mining Ltd to Amazon Goldsands Ltd. and on September 18, 2008, the Company entered into a Mineral Rights Option Agreement and concurrently re-focused on the acquisition of, exploration for and development of mineral properties located in Peru. The Company is currently in the exploration stage.

The Company has incurred a net loss of $(11,196,447) for the period from inception on September 5, 1997 to December 31, 2008 and has no source of revenue.  The continuity of the Company’s future operations is dependent upon its ability to obtain financing and upon future acquisition, exploration and development of profitable operations from its mineral properties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s management intends to continue relying upon the issuance of equity securities to finance its operations and exploration and development activities, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

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
December 31, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2008, the Company has cash and cash equivalents in the amount of $478,624 (December 31, 2007:  $1,947,912) which are over the federally insured limit.  As at December 31, 2008, the Company has $Nil of cash equivalents (December 31, 2007: $Nil).

Website and Software Development Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for Website Development Costs” and, with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years on a straight line basis.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.  Amortization expense is a total of $11,667 for the fiscal year ended December 31, 2008 (2007: $3,334) and cumulatively $15,834.

Property and Equipment

Furniture and office and computer equipment is carried at cost and is amortized over its estimated useful life at rates of 20 to 30% per year.  The property and equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

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
December 31, 2008 and 2007

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

Comprehensive Income

In accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”), comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses when the Company has a functional currency other than U.S. dollars, and minimum pension liability. For the years ended December 31, 2008 and 2007, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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
December 31, 2008 and 2007

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

Assets retirement obligations

The Company has adopted SFAS No 143, Accounting for Assets Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at December 31, 2008 and 2007, the Company does not have any asset retirement obligations.

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
December 31, 2008 and 2007

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature.

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
December 31, 2008 and 2007

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS 163 on its financial statements; it does not expect it to have a material effect.

NOTE 3 –DUE TO RELATED PARTIES

The amounts due to related parties of $nil as at December 31, 2008 (2007: $54,365), are due to officers and directors of the Company or companies related to them, on account of expenses paid on behalf of the Company and services rendered.  They are non-interest bearing, unsecured and due on demand.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4 – PROPERTY AND EQUIPMENT

(i)  Mineral Property:

Mineral property interests	Apofas Properties		Magnus Properties		Temasek Properties		Total
	$		$		$		$
Balance, December 31, 2006		-		-		-		-
Acquisition costs – fiscal 2007		738,275		551,274		-		1,289,549
Written-off to operations – fiscal 2007		(738,275)		(551,274)		-		(1,289,549)

Balance, December 31, 2007		-		-		-		-

Acquisition costs – fiscal 2008		-		15,201		875,000		890,201
Written-off to operations – fiscal 2008		-		(15,201)		-		(15,201)

Balance, December 31, 2008		-		-		875,000		875,000

The Temasek Properties

Effective September 18, 2008 the Company entered into a Mineral Right Option Agreement with Temasek Investments Inc. ("Temasek"), a company incorporated under the laws of Panama.  Pursuant to this Agreement, the Company acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mineral rights in Peru potentially resulting in the acquisition of 100% of the Mineral Rights.  The Mineral Rights are owned by Rio Santiago Minerales S.A.C. ("Rio Santiago").  Beardmore Holdings, Inc. ("Beardmore"), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to the Company of 25% of the outstanding shares of Beardmore.

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	paying $250,000 (paid) to Temasek on the date the Agreement is executed;
•	issuing 2,500,000 shares (issued) of common stock to Temasek within five (5) business days from the Effective Date; and
•	paying an additional $250,000 to Temasek within ninety (90) days of the Effective Date (paid subsequent to year-end).

The Company may exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights after fulfilling the following conditions within 6 months:

•	paying an additional $750,000 to Temasek, and
•	issuing 3,500,000 additional shares of common stock to Temasek.

The Company may exercise the third 25% option resulting in the acquisition of a 75% interest in the Mineral Rights after fulfilling the following conditions within 12 months:

•	paying an additional $1,250,000 to Temasek, and
•	issuing 4,500,000 additional shares of common stock to Temasek.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 – PROPERTY AND EQUIPMENT (cont’d…)

(i)  Mineral Property (cont’d…)

The Temasek Properties (cont’d…)

The Company may exercise the fourth 25% option resulting in the acquisition of a 100% interest in the Mineral Rights after fulfilling the following conditions within 18 months:

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

If the Company exercises the second 25% option, resulting in the Company’s acquisition of a 50% interest in the Mineral Rights, and fails to acquire a 100% interest in the Mineral Rights, the Company and Temasek will form a joint venture in which the Company will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If the Company does not develop a feasible mining project within three years , the Company will be responsible to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

Temasek became a significant shareholder through the issuance of the 2,500,000 common shares on exercise of the option to acquire the initial 25% interest in the Mineral Rights.

The Apofas Properties

Pursuant to an agreement dated January 22, 2007 the Company had the option to acquire a 100% interest in five mineral concessions, known as the Poronmannikko and Sarkiahonkangas projects, located in Finland. Under the terms of the agreement, the company had the right to acquire a 100% interest in two projects by making cash payments totalling €1,000,000. The initial payment of €150,000 was due on or before April 1, 2007 (paid), the 2nd payment of €150,000 was due on or before April 1, 2008 (extended by agreement to April 30, 2008), the 3rd payment of €300,000 was to be due on or before April 1, 2009 and the final payment of €400,000 was to be due on or before April 1, 2010.  Concurrent with ratification of the agreement on May 4, 2007, the Company issued 20,000 common shares as a finder’s fee. The mineral concessions were subject to a 2% gross proceeds royalty.  The agreement was signed with a company, which is controlled by the Company’s former president. During the fiscal year ended December 31, 2008 management has determined not to proceed with the option to acquire these projects.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 4 – PROPERTY AND EQUIPMENT (cont’d…)

(i)  Mineral Property (cont’d…)

The Magnus Properties

Pursuant to an agreement dated October 6, 2006 with Magnus Minerals Oy, the Company had the option to acquire a 100% interest in 4 different mineral properties (Petrovaara, Poskijarvi-Kokka, Rautavaara and Tainiovaara) by paying option payments for a total of €1,000,000 in cash for each property over a period of 4 years.  The option payments were to be paid annually at the beginning of each year as follows:  1st year €100,000 (paid), 2nd year €100,000, 3rd year €300,000 and 4th year €500,000 per property for a total of €4,000,000 if all 4 properties are acquired fully; and by making a work commitment of €1,000,000 on each property of which 25% must be conducted annually.  All properties were subject to a 2% NSR.  The 1st year payments for all 4 properties totaling $523,400 (€400,000) was paid during the fiscal year ended December 31, 2006.  The due date of the second option payment of €100,000 with respect to the Rautavaara Property was extended pursuant to an amendment agreement to April 30, 2008 in consideration of a €10,000 extension payment (paid) and payment of applicable government and landowner payments according to Finnish law (paid).  The due date for the first year work commitment of €250,000 with respect to the Rautavaara Property was extended to August 31, 2008 and the first year work commitment of €250,000 with respect to the Tainiovarra Property was extended to May 31, 2008.  During the fiscal year ended December 31, 2008 management has determined not to proceed with the option to acquire this Property.

On June 11, 2007, the Company entered into an Option Agreement with Magnus Minerals OY, pursuant to which the Company entered into a joint venture to explore the “Enonkoski area” in Finland primarily for nickel-copper-platinum group elements.

Under the terms of the Option Agreement, the Company had the right to acquire ownership from Magnus of up to a 51% interest in certain claim reservations, and pending claims comprising the Property as more particularly set forth in the Option Agreement.

It was intended that the Company be the operator of the joint venture and can earn a 51% interest in the Property by fulfilling U.S. $10 million in work commitments and €3 million in option payments.

In order to exercise the option, the Company was required to spend U.S. $10 million in work commitments with minimum expenditures as follows:(a) U.S. $1.8 million by November 30, 2008; (b) U.S. $2.2 million by November 30, 2009; (c) U.S. $2.8 million by November 30, 2010; and (d) U.S. $3.2 million by November 30, 2011.  In addition, the Company was required to make a total of €3 million in option payments to Magnus over four years as follows: (a) €30,000 by May 22, 2007 (paid); (b) €270,000 upon execution of the Option Agreement (paid); (c) €600,000 by November 30, 2008, (d) €900,000 by November 30, 2009; and (e) €1,200,000 by November 30, 2010.

During the fiscal year ended December 31, 2008, management decided not to exercise the option with respect to this Property.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 – PROPERTY AND EQUIPMENT (cont’d…)

(i)  Mineral Property (cont’d…)

The Magnus Properties (cont’d…)

Magnus Minerals Oy is a company in which the Company’s former president has an ownership interest.

There are certain inherent risks relating to the title to the mineral properties and mining and exploration rights that the Company has an interest in through its above noted option agreement, as registration of some of the mineral claims with the Peruvian government has not yet been completed.  The Company, therefore, cannot give any assurance that it will have valid title on its mineral property interests.

(ii)  Property and Equipment:

As at December 30, 2008:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	38,505	14,041	24,464
Computer software	8,928	7,428	1,500
	47,433	21,469	25,964

As at December 31, 2007:	Cost $	Accumulated Amortization $	Net book Value $
Furniture, computer and office equipment	38,291	6,041	32,250
Computer software	5,928	2,964	2,964
	44,219	9,005	35,214

NOTE 5 – ADVANCES PAYABLE

As at December 31, 2008 the Company had received an advance from its former CEO in the amount of $28,084, included in accounts payable and accrued liabilities (2007 - $nil).  The advance is non-interest bearing, has no stated terms of repayment and is unsecured.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized share capital

During the fiscal year ended December 31, 2008, the Company changed its authorized number of shares to 400,000,000 in aggregate, increased the authorized number of common shares from 5,000,000 to 200,000,000 and authorized the creation of 200,000,000 blank check preferred shares with a par value of $0.001.

Common Stock

On May 22, 2008 the Company completed a one new for twenty old share reverse stock split.  The Company’s share transactions, including the weighted average number of common shares outstanding calculation for purposes of determining earnings per share, have been restated retroactively to reflect all of the above corporate capital transactions in these financial statements.

On November 30, 2006 the Company granted 97,500 restricted shares at a deemed price of $24.80 per share to officers of the company.  Fifty percent of these shares vested on January 1, 2008 and the balance on January 1, 2009.  On December 27, 2007 all 97,500 restricted shares were cancelled and returned to treasury.   Related stock based compensation in the amount of $2,321,780 was charged to operations during the year ended December 31, 2007. The deemed price was equal to the market price of the Company’s stock on the date of the transaction.

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

On April 17, 2007 the Company granted 37,500 restricted shares at a deemed price of $29 per share to officers and directors of the Company.  The deemed price is equal to the market price of the Company’s stock on the date of the transaction. On April 17, 2008, 30,000 restricted shares were cancelled and returned to treasury. Fifty percent of the remaining 7,500 shares vested on April 17, 2008 and the balance have since been deemed vested. Related stock based compensation in the amount of $705,365 was charged to operations during the year ended December 31, 2008

On April 17, 2007 the Company granted 8,750 restricted shares at a deemed price of $3.60 per share to consultants of the Company. The deemed price is equal to the market price of the Company’s stock as of December 31, 2007.  On April 17, 2008, 1,250 restricted shares were cancelled and returned to treasury.  Fifty percent of the remaining shares vested on April 17, 2008 and the balance have been deemed to have vested.  Related stock based compensation in the amount of $20,431 was charged to operations during the year ended December 31, 2008 based on a deemed price of $3.60 per share.

On September 24, 2008, the Company issued 2,500,000 common shares at a deemed price of $0.25 per share pursuant to the terms of its mineral property option agreement with Temasek (see Note 3(i)). The deemed price is equal to the market price of the Company’s stock on the date of the transaction.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (cont’d…)

Stock Options (cont’d…)

Stock Options

On April 17, 2007 the Company granted 167,500 incentive stock options to officers, directors and consultants of the Company to purchase common stock of the Company at a price of $25 per common share on or before April 17, 2017 and vesting as to one-quarter of the common shares under the stock option on April 17, 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company’s Stock Incentive Plan.  As December 31, 2007 167,500 stock options were outstanding. As at December 31, 2008 all stock options were forfeited.  The Company did not have any stock options, other than described above, outstanding during the years ended December 31, 2008 and 2007.

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

The weighted average fair value of the 165,000 options granted to officers and directors in 2007 was estimated at $24.80 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 5 years. Related stock based compensation in the amount of $3,241,028  was credited to operations upon the forfeiture of stock options during the year ended September 30, 2008, and cumulatively $NIL was charged to operations from April 17, 2007 to December 31, 2008.

The weighted average fair value of the 2,500 options granted to a consultant in 2007 was estimated at $2.80 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.11%, dividend yield of 0%, volatility of 146.97% and expected life of approximately 5 years. Related stock based compensation in the amount of $4,504 was credited to operations upon the forfeiture of stock options during the year ended December 31, 2008 (2007: $Nil) and cumulatively $NIL was charged to operations from April 17, 2007 to December 31, 2008.

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

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 6 – STOCKHOLDERS’ EQUITY (cont’d…)

Warrants

On April 17, 2007, as part of the 121,800 unit private placement, the Company issued 60,900 warrants with each warrant enabling the purchase of one share of common stock, exercisable for twelve months at the exercise price of $35, exercisable on or before April 17, 2008. 60,900 warrants remained outstanding as at December 31, 2007 and expired during the year ended December 31, 2008.  The Company also issued a finder’s fee of 8,358 warrants in conjunction with this private placement at a deemed value of $100,421, exercisable on or before April 17, 2008 at an exercise price of $35.  8,358 warrants remained outstanding as December 31, 2008, all of which expired during the year ended December 31, 2008. The weighted average fair value of the 8,358 warrants issued as a finder’s fee was estimated at $12 per share using the Black-Scholes option-pricing model, using the following assumptions: risk-free interest rate of 4.15%, dividend yield of 0%, volatility of 120.85% and expected life of approximately 1 year. The Company did not have any warrants, other than described above, outstanding during the years ended December 31, 2008 and 2007.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the fiscal year ended December 31, 2008 the Company:

•	paid $291,532 (2007: $321,391) for consulting and management fees and management salaries to former officers and directors of the Company
•	paid $11,731 for consulting fees to a current director (2007 - $11,086).
•	paid $32,215 to a company controlled by a current officer and director (2007 - $nil)
•
paid $25,486 (2007: $195,695) for consulting fees included in mineral property acquisition and exploration expenditures, to companies controlled by the former Vice-President of Exploration and the former President.

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 8 – INCOME TAXES

The potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective rate and the elected amount of the valuation allowance are as follows:

			Cumulative
			from
			Inception
	Year	Year	(September 5,
	Ended	Ended	1997) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Statutory and effective tax rate	26% - 34%	26% - 34%
	$	$	$
Income taxes recovered at the
statutory and effective tax rate	(302,605)	3,192,550	3,719,102

Less permanent timing differences:
Stock based compensation	856,710	(2,026,405)	(1,210,080)
Donated services	-	-	(2,430)

Benefit of tax losses not recognized in the year	(554,106)	(1,166,145)	(2,506,592)

Income tax recovery (expense) recognized in year	-	-	-

The approximate tax effects of each type of temporary difference that gives rise to deferred tax assets are as follows:

	December 31,	December 31,
	2008	2007
	$	$
Net operating loss carry forwards (expiring 2017 - 2028)	2,506,592	1,952,486

Less: valuation allowance	(2,506,592)	(1,952,486)

Net deferred tax assets	-	-

The Company has losses carry forwards expiring from 2017 to 2028 of $4,467,428.

AMAZON GOLDSANDS LTD.
(formerly Finmetal Mining Ltd.)
 (An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 9 – COMMITMENTS

•	The Company is committed for one year, commencing October 1, 2008, for monthly consulting services in the amount of $10,000 to a party to provide investor relation services.
•	The Company committed for a one year period commencing November 1, 2008, to a consulting firm for monthly services in the amount of $2,500, for website maintenance.
•	The Company committed for two years, commencing April 1, 2008, for a monthly consulting services in the amount of $ 5,000 to a party to provide management services in Europe.
•	The Company committed for one year, commencing June 1, 2008 for monthly consulting services in the amount of $ 10,000 to a party to provide investor relations services.
•
The Company committed for one year, commencing December 1, 2008, for monthly consulting services at 10% on all costs incurred relating providing exploration management and mineral property development services for the Company’s mineral project in Peru, as well as a one time fee of $US125,000 due within 60 days of execution of the agreement (paid).

NOTE 10 – GEOGRAPHIC AREAS

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, in fiscal 2006, the Company’s principal operations have been in Finland.  In fiscal 2008 the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at December 31, 2008, the Company does not have any material assets outside of North America except property and equipment of $Nil (December 31, 2007: $3,940).

NOTE 11 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 12 – SUBSEQUENT EVENT

Subsequent to December 31, 2008, the Company completed a private placement and issued 5,272,333 common shares at a price of $0.15 per common share for total proceeds of $790,850. $613,583 of the total share subscription proceeds had been received as at December 31, 2008 (2007 - $nil).

__________

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2009.

AMAZON GOLDSANDS LTD.,
a Nevada corporation

By:           /s/ Hector Ponte
Hector Ponte
President and Chief Executive Officer

Each person whose signature appears below authorizes Hector Ponte to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Hector Ponte	April 14, 2009
Hector Ponte, Director and Chief Executive Officer

/s/ Robert Van Tassell	April 14, 2009
Robert Van Tassell, Director

/s/ David Kerr	April 14, 2009
David Kerr, Director

/s/ David Grant	April 14, 2009
David Grant, Director

/s/ Carlos Stocker	April 14, 2009
Carlos Stocker, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer

AMAZON GOLDSANDS LTD.

EXHIBIT INDEX
TO
2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-51203)
3.2	Certificate of Amendment to Articles of Incorporation, evidencing name change to "FinMetal Mining Ltd."	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
3.3	Certificate of Change Pursuant to NRS 78.209	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.4	Amended and Restated By-laws of the Company	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2008
10.1	Stock Purchase Agreement between the Company and Peter Löfberg, dated November 2, 2006, relating to the acquisition of FinMetal OY	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2006
10.2	Letter Agreement dated January 22, 2007 between the Company and AB Apofas OY	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2007
10.3	Share Purchase Agreement among the Company, Magnus and the Vendors of Magnus dated February 6, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2007
10.4	Memorandum of Understanding between the Company and Magnus Minerals OY dated May 15, 2007 with respect to an intended option and joint venture to explore certain mineral properties in Finland.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2007
10.5	Mineral Property Option and Joint Venture Agreement between the Company and Magnus Minerals Oy, dated June 11, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2007
10.6	Amendment No. 1 to Option Agreement between Company and Magnus Minerals Oy, dated December 28, 2007	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2008
10.7	Mineral Right Option Agreement between the Company and Temasek Investments Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008
10.8	2007 Stock Incentive Plan.	Exhibit 10.6 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2007.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
14.1	Code of Ethics and Code of Conduct.	Exhibit 14.1 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2005.
21.1	Subsidiaries of Amazon Goldsands Ltd.		X
24.1	Power of Attorney.		X
31.1	Certificate of Hector Ponte, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Carlos Stocker, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Hector Ponte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Carlos Stocker, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X