Form 10-Q
period 2009-03-31
AMAZON GOLDSANDS LTD.
filed 2009-05-20
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-51203

Amazon Goldsands Ltd.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jiron Caracas 2226, Jesus Maria, Lima, Peru
(Address of principal executive offices)
(51 1) 989 184 706
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
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2009
Common Stock, $0.00001 par value	9,603,585

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2009 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2009.
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and from inception on September 5, 1997 to March 31, 2009.
F-3	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on September 5, 1997 to March 31, 2009.
F-4	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and from inception on September 5, 1997 to March 31, 2009.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 March 2009	As at 31 December 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	45,478	492,903
Taxes recoverable	-	4,394
Prepaid expenses and deposit	-	1,962

	45,478	499,259

Mineral property interests (Note 4)	1,125,000	875,000

Property and equipment (Note 5)	23,755	25,964

Website development cost (Note 6)	20,833	24,167

	1,215,066	1,424,390

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	398,897	312,804

Stockholders’ equity
Common stock (Note 7)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
31 March 2009 – 9,463,585 common shares, par value $0.00001
31 December 2008 – 4,191,252 common shares, par value $0.00001	95	42
Share subscriptions received in advance (Note 7)	19,000	613,583
Additional paid in capital	12,406,120	11,694,408
Deficit, accumulated during the exploration stage	(11,609,046)	(11,196,447)

	816,169	1,111,586

	1,215,066	1,424,390

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 9) and Subsequent Events (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2009	For the three month period ended 31 March 2009	For the three month period ended 31 March 2008
	$	$	$
Expenses
Amortization – property and equipment	25,854	2,209	3,371
Amortization – website development costs	19,168	3,334	1,667
Bank charges	8,991	910	764
Consulting and management fees (Note 8)	4,718,280	157,704	679,187
Foreign exchange (gain) loss	16,346	-	(9,103)
Investor communication and promotion	618,571	61,347	26,353
Office and administrative	131,801	8,954	25,560
Professional fees	465,774	29,490	37,404
Rent	44,416	2,000	7,234
Telephone	54,659	276	10,135
Transfer agent and filing fees	38,942	1,700	274
Travel and accommodation	377,754	1,118	35,236
Website maintenance	48,500	7,500	4,500
Mineral property acquisition and exploration expenditures	5,179,264	136,057	341,732

Net operating loss before other items	(11,748,320)	(412,599)	(1,164,314)

Other items
Forgiveness of debt	39,000	-	-
Gain on sale of oil and gas property	10,745	-	-
Interest income	102,561	-	6,726
Recovery of project expenses	4,982	-	-
Write-down of incorporation cost	(12,500)	-	-
Write-down of assets	(5,514)	-	-

Net operating loss and comprehensive loss for the period	(11,609,046)	(412,599)	(1,157,588)

Basic and diluted loss per common share		(0.10)	(0.67)

Weighted average number of common shares used in per share calculations		4,205,697	1,722,502

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2009	For the three month period ended 31 March 2009	For the three month period ended 31 March 2008
	$	$	$

Cash flows used in operating activities
Net loss for the period	(11,609,046)	(412,599)	(1,157,588)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	45,022	5,543	5,038
Consulting fees	40,200	-	-
Forgiveness of debt	(24,000)	-	-
Gain on sale of oil and gas property	(10,745)	-	-
Mineral property acquisition	1,816,000	-	-
Stock-based compensation	3,587,000	-	561,289
Write-down of assets	3,940	-	-
Changes in operating assets and liabilities
(Increase) decrease in taxes recoverable	-	4,394	(51,762)
Decrease exploration program advances	-	-	87,600
(Increase) decrease prepaid expenses and deposit	-	1,962	(945)
Increase (decrease) in accounts payable and accrued liabilities	398,897	86,093	(512,175)

	(5,752,732)	(314,607)	(1,068,543)

Cash flows from financing activities
Share subscriptions received in advance	19,000	(594,583)	-
Cost of repurchase of common stock	(1,000)	-	-
Proceeds from issuance of common stock, net of share issue costs	6,353,015	711,765	-

	6,371,015	117,182	-

Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-
Oil and gas property acquisitions	(2,846)	-	-
Oil and gas exploration	(22,609)	-	-
Acquisition of mineral rights	(500,000)	(250,000)	-
Purchase of equipment	(53,550)	-	(9,666)
Website development costs	(40,000)	-	(10,000)

	(572,805)	(250,000)	(19,666)

Increase (decrease) in cash and cash equivalents	45,478	(447,425)	(1,088,209)

Cash and cash equivalents, beginning of period	-	492,903	1,957,856

Cash and cash equivalents, end of period	45,478	45,478	869,647

Supplemental Disclosures with Respect of Cash Flows (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Share capital	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received	Deficit, accumulated during the exploration stage	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$
Balance at 5 September 1997 (inception)	-	-	-	-	-	-	-
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	-	-	1,000
Net loss for the period	-	-	-	-	-	(2,522)	(2,522)

Balance at 30 September 1997	4,000	1	999	-	-	(2,522)	(1,522)
Common shares issued for acquisition of oil and gas properties ($25 per share)	400	-	10,000	-	-	-	10,000
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	-	-	1,000
Net loss for the year	-	-	-	-	-	(1,246)	(1,246)

Balance at 30 September 1998	8,400	2	11,998	-	-	(3,768)	8,232
Common shares issued for cash ($25 per share)	4,000	1	99,999	-	-	-	100,000
Common shares repurchased for cash ($0.25 per share)	(4,000)	(1)	(999)	-	-	-	(1,000)
Net loss for the year	-	-	-	-	-	(9,569)	(9,569)

Balance at 30 September 1999	8,400	2	110,998	-	-	(13,337)	97,663
Net loss for the year	-	-	-	-	-	(34,290)	(34,290)

Balance at 30 September 2000	8,400	2	110,998	-	-	(47,627)	63,373
Net loss for the year	-	-	-	-	-	(14,296)	(14,296)

Balance at 30 September 2001	8,400	2	110,998	-	-	(61,923)	49,077
Net income for the year	-	-	-	-	-	10,954	10,954

Balance at 30 September 2002	8,400	2	110,998	-	-	(50,969)	60,031
Net income for the year	-	-	-	-	-	2,387	2,387

Balance at 30 September 2003	8,400	2	110,998	-	-	(48,582)	62,418
Common shares issued for cash ($1.50 per share) and for services ($6 per share)	8,569	1	62,699	-	-	-	62,700
Donated capital	-	-	5,000	-	-	-	5,000
Net loss for the year	-	-	-	-	-	(64,175)	(64,175)

Balance at 30 September 2004	16,969	3	178,697	-	-	(112,757)	65,943
Donated capital	-	-	3,000	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(7,750)	(7,750)

Balance at 31 December 2004	16,969	3	181,697	-	-	(120,507)	61,193
Common shares repurchased ($0.25 per share)	(4,000)	(1)	(999)	-	-	-	(1,000)
Donated capital	-	-	8,200	-	-	-	8,200
Net loss for the year	-	-	-	-	-	(40,652)	(40,652)

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	27,741

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Share capital	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received	Deficit, accumulated during the exploration stage	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$
Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	1,592,565
Common shares issued for cash ($25 per unit) (Note 7)	121,800	1	2,944,578	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	(212,450)
Warrants issued (Note 7)	-	-	100,421	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share) (Note 7)	46,250	1	1,341,249	(1,341,250)	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share (Note 7)	20,000	1	535,999	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	(9,511,457)

Balance at 31 December 2007	1,722,502	19	14,314,963	(725,796)	-	(12,179,512)	1,409,674
Stock-based compensation (Note 7)	-	-	-	725,796	-	-	725,796
Stock awards cancelled (Note 7)	(31,250)	(1)	1	-	-	-	-
Stock options forfeited (Note 7)	-	-	(3,245,532)	-	-	-	(3,245,532)
Common shares issued for acquisition of mineral rights ($0.25 per share) (Note 7)	2,500,000	25	624,975	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	613,583
Net income for the year	-	-	-	-		983,065	983,065

Balance at 31 December 2008	4,191,252	43	11,694,407	-	613,583	(11,196,447)	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 7)	5,272,333	52	790,798	-	(613,583)	-	177,267
Share issue costs	-	-	(79,085)	-	-	-	(79,085)
Share subscriptions received in advance (Note 7)	-	-	-	-	19,000	-	19,000
Net loss for the period	-	-	-	-	-	(412,599)	(412,599)

Balance at 31 March 2009	9,463,585	95	12,406,120	-	19,000	(11,609,046)	816,169

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

1.	Nature, Basis of Presentation and Continuance of Operations

Amazon Goldsands Ltd. (the “Company”) was incorporated under the laws of the State of Nevada, U.S.A. under the name “Gondwana Energy, Ltd.” on 5 September 1997.  On 23 January 2007, the Company changed its name to “FinMetal Mining Ltd.”.  On 27 November 2006, the Company completed the acquisition of 100% of the shares of Finmetal Mining OY (“Finmetal OY”), a company incorporated under the laws of Finland.  During the fiscal year ended 31 December 2006, the Company changed its operational focus from development of oil and gas properties, to acquisition of, exploration for and development of mineral properties in Finland.  On 22 May 2008, the Company changed its name to “Amazon Goldsands Ltd.” and on 18 September 2008, the Company entered into a Mineral Rights Option Agreement and concurrently re-focused on the acquisition of, exploration for and development of mineral properties located in Peru. The Company is currently in the exploration stage.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006.

The Company is an exploration stage enterprise, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 31 March 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $412,599 for the three month period ended 31 March 2009 (2008 - $1,157,588) and has working capital deficit of $353,419 at 31 March 2009 (31 December 2008 – working capital of $186,455).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

2.        Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these interim consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 March 2009, the Company has cash and cash equivalents in the amount of $45,478 (31 December 2008 – $492,903), which are over the federally insured limit.

Website and software development costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Website Development Costs” and, with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years on a straight line basis.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.

Property and equipment

Furniture and office and computer equipment is carried at cost and is amortized over its estimated useful life at rates of 20 to 30% per year.  The property and equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

Mineral property costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased in accordance with Emerging Issues Task Force (“EITF”) 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets”. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these interim consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted SFAS No. 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

The adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Asset retirement obligations

The Company has adopted SFAS No. 143, “Accounting for Assets Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 March 2009, the Company does not have any asset retirement obligations.

Accounting for derivative instruments and hedging activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

Financial instruments

The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

Recent accounting pronouncements

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FSP No. 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP No. 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of FSP No. 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after 15 December 2008 and interim periods within those fiscal years.  Management has not determined the effect that adopting this statement would have on the Company’s financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.”  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The adoption of SFAS No. 163 did not have a material impact on its interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect this adoption will have a material impact on the Company’s interim consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  In determining the useful life of intangible assets, FSP No. FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  FSP No. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this statement did not have a material impact on its interim consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS No. 161 did not have a material impact on the Company’s interim consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 160 did not have a material impact on the Company’s interim consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree  and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS No. 141(R) did not have a material impact on the Company’s interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

3.        Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as at 31 March 2009 are amounts due to a company controlled by a director and officer of the Company of $21,655 (31 December 2008 – $Nil).  The amount is non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 31 March 2009 is an advance received from a former  officer of the Company of $28,084 (31 December 2008 – $28,084).  The amount is non-interest bearing, unsecured and has no fixed terms of repayment.

4.         Mineral Property Interests

	31 December 2008	Acquisition costs	Write-off to operations	31 March 2009
	$	$	$	$

Temasek Propeties	875,000	250,000	-	1,125,000
Apofas Properties	-	-	-	-
Magnus Properties	-	-	-	-

	875,000	250,000	-	1,125,000

The Temasek Properties

Effective 18 September 2008 (the “Effective Date”), the Company entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama  (the “Temasek Agreement”).

Pursuant to the Temasek Agreement, the Company acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mineral rights in Peru potentially resulting in the acquisition of 100% of the mineral rights (the “Mineral Rights”).  The Mineral Rights are owned by Rio Santiago Minerales S.A.C. (“Rio Santiago”).  Beardmore Holdings, Inc. (“Beardmore”), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to the Company of 25% of the outstanding shares of Beardmore.

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	Pay $250,000 (paid) to Temasek on the date the Agreement is executed;
•	Issue 2,500,000 common shares (issued) of the Company to Temasek within five business days from the Effective Date (Note 7); and
•	Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

The Company may exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights after fulfilling the following conditions by 18 March 2009:

•	Exercise and complete the initial 25% option;
•	Pay an additional $750,000 (unpaid) to Temasek; and
•	Issue 3,500,000 additional common shares (not issued) of the Company to Temasek (Note 12).

The Company may exercise the third 25% option resulting in the acquisition of a 75% interest in the Mineral Rights after fulfilling the following conditions within 18 September 2009:

•	Exercise and complete the initial and second 25% options;
•	Pay an additional $1,250,000 to Temasek; and
•	Issue 4,500,000 additional common shares of the Company to Temasek.

The Company may exercise the fourth and final 25% option resulting in the acquisition of a 100% interest in the Mineral Rights after fulfilling the following conditions within 18 March 2010:

•	Exercise and complete the initial, second and third 25% options;
•	Pay an additional $2,500,000 to Temasek; and
•	Issue 5,500,000 additional common shares of the Company to Temasek.

Upon the acquisition of a 100% interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for the Company’s sole benefit and hold the share strictly in accordance with the Company’s instructions.  Upon the Company’s acquisition of a 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty.  However, if the Company pays Temasek $2,000,000 within ninety days of the acquisition of a 100% interest in the Mineral Rights, Temasek will only be entitled to an annual 1.5% net returns royalty.

If the Company exercises the second 25% option, resulting in the Company’s acquisition of a 50% interest in the Mineral Rights, and fails to acquire a 100% interest in the Mineral Rights, the Company and Temasek will form a joint venture in which the Company will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If the Company does not develop a feasible mining project within three years, the Company will be responsible to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

Temasek became a significant shareholder through the issuance of the 2,500,000 common shares on exercise of the option to acquire the initial 25% interest in the Mineral Rights.

The Company breached a certain term of its Temasek Agreement. Subsequent to 31 March 2009, the Company re-negotiated the terms of the Temasek Agreement with Temasek to extend the option payment due date related to the acquisition of the second 25% option (Note 12).

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

The Apofas Properties

Pursuant to an agreement dated 22 January 2007, the Company had the option to acquire a 100% interest in five mineral concessions, known as the Poronmannikko and Sarkiahonkangas projects, located in Finland (the “Apofas Agreement”). Under the terms of the Apofas Agreement, the Company had the right to acquire a 100% interest in two projects by making cash payments totalling €1,000,000:

•   Initial payment of €150,000 due on or before 1 April 2007 (paid);
•   Second payment of €150,000 due on or before 1 April 2008 (extended by agreement to 30 April 2008);
•   Third payment of €300,000 due on or before 1 April 2009; and
•   Final payment of €400,000 due on or before 1 April 2010.

Concurrent with ratification of the Apofas Agreement on 4 May 2007, the Company issued 20,000 common shares as a finder’s fee. The mineral concessions were subject to a 2% gross proceeds royalty.  The Apofas Agreement was signed with a company controlled by a former president of the Company. During the year ended 31 December 2008, the Company determined not to proceed with the option to acquire these projects.

The Magnus Properties

Pursuant to an agreement dated 6 October 2006 with Magnus Minerals Oy (“Magnus”), the Company had the option to acquire a 100% interest in four different mineral properties (Petrovaara, Poskijarvi-Kokka, Rautavaara and Tainiovaara) by paying option payments for a total of €1,000,000 in cash for each property over a period of four years (the “Magnus Agreement”).  The option payments were to be paid annually at the beginning of each year as follows: first year of €100,000 (paid); second year of €100,000; third year of €300,000; and fourth year of €500,000 per property for a total of €4,000,000 if all 4 properties are acquired fully; and by making a work commitment of €1,000,000 on each property, of which 25% must be conducted annually.  All properties were subject to a 2% net smelter return.

The first year payments for all 4 properties totaling $523,400 (€400,000) were paid during the year ended 31 December 2006.  The due date of the second option payment of €100,000 with respect to the Rautavaara Property was extended pursuant to an amendment agreement to 30 April 2008 in consideration of a €10,000 extension payment (paid) and payment of applicable government and landowner payments according to Finnish law (paid).  The due date for the first year work commitment of €250,000 with respect to the Rautavaara Property was extended to 31 August 2008 and the first year work commitment of €250,000 with respect to the Tainiovarra Property was extended to 31 May 2008.  During the year ended 31 December 2008, the Company determined not to proceed with the option to acquire this Property.

On 11 June 2007, the Company entered into an Option Agreement with Magnus (the “Option Agreement”), pursuant to which the Company entered into a joint venture to explore the “Enonkoski area” in Finland primarily for nickel-copper-platinum group elements.

Under the terms of the Option Agreement, the Company had the right to acquire ownership from Magnus of up to a 51% interest in certain claim reservations, and pending claims comprising the Property as more particularly set forth in the Option Agreement.

It was intended that the Company be the operator of the joint venture and can earn a 51% interest in the Property by fulfilling $10,000,000 in work commitments and €3,000,000 in option payments.

In order to exercise the option, the Company was required to spend $10,000,000 in work commitments with minimum expenditures as follows: $1,800,000 by 30 November 2008; $2,200,000 by 30 November 2009; $2,800,000 by 30 November 2010; and $3,200,000 by 30 November 2011.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

In addition, the Company was required to make a total of €3,000,000 in option payments to Magnus over four years as follows: €30,000 by 22 May 2007 (paid); €270,000 upon execution of the Option Agreement (paid); €600,000 by 30 November 2008; €900,000 by 30 November 2009; and €1,200,000 by 30 November 2010.

During the year ended 31 December 2008, the Company decided not to exercise the option with respect to this Property.

Magnus is a company in which the Company’s former president has an ownership interest.

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

5.         Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	31 March 2009	31 December 2008
	$	$	$	$

Furniture, computer and office equipment	38,505	15,875	22,630	24,464
Computer software	8,928	7,803	1,125	1,500

	47,433	23,678	23,755	25,964

During the three month period ended 31 March 2009, total additions to property and equipment were $Nil (2008 - $9,666).

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

6.            Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	31 March 2009	31 December 2008
	$	$	$	$

Website development	40,000	19,167	20,833	24,167

During the three month period ended 31 March 2009, total additions to website development were $Nil (2008 - $10,000).

7.             Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 of common shares with par value of $0.00001
•	200,000,000 of blank check preferred shares with par value of $0.001

Issued and outstanding

As at 31 March 2009, the total issued and outstanding capital stock is 9,463,585 common shares with a par value of $0.00001 per share.

On 31 March 2009, the Company issued 5,272,333 shares at a price of $0.15 per share for total proceeds of $711,765, net of share issue costs of $79,085.

During the year ended 31 December 2008, the Company issued 2,500,000 common shares valued at a deemed price of $0.25 per share pursuant to the Temasek Agreement (Note 4).  The deemed price is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2008, the Company completed a one new for twenty old share reverse stock split.  The Company’s share transactions, including the weighted average number of common shares outstanding calculation for purposes of determining earnings per share, have been restated retroactively to reflect all of the above corporate capital transactions in these interim consolidated financial statements.

During the year ended 31 December 2007, the Company issued 121,800 units at a price of $25 per share for proceeds of $2,832,550, net of share issue costs of $212,450.  Each unit consists of one share of common stock with par value $0.00001 and one-half share purchase warrant. Each full share purchase warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  As at 31 December 2007, all of the related share purchase warrants in this series remain outstanding.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

During the year ended 31 December 2007, the Company granted 37,500 restricted shares at a deemed price of $29 per share to officers and directors of the Company.  The deemed price is equal to the market price of the Company’s stock on the date of the transaction.  During the year ended 31 December 2008, 30,000 restricted shares were cancelled and returned to treasury.  Fifty percent of the remaining 7,500 shares vested during the year ended 31 December 2008 and the balance have been deemed to have vested.  The related stock-based compensation of $705,365 has been recorded in the consolidated statement of operations during the year ended 31 December 2008.

During the year ended 31 December 2007, the Company granted 8,750 restricted shares at a deemed price of $3.60 per share to consultants of the Company. The deemed price is equal to the market price of the Company’s stock as of 31 December 2007.  During the year ended 31 December 2008, 1,250 restricted shares were cancelled and returned to treasury.  Fifty percent of the remaining shares vested during the year ended 31 December 2008 and the balance have been deemed to have vested.  The related stock-based compensation of $20,431 has been recorded in the consolidated statement of operations during the year ended 31 December 2008.

Share subscriptions received in advance

Share subscriptions received in advance consists of $19,000 cash received by the Company for 126,666 common shares that were not issued yet at 31 March 2009.  These common shares were issued subsequent to 31 March 2009 (Note 13).

Stock options

As at 31 March 2009, there are Nil incentive stock options outstanding (31 December 2008 – Nil).

During the year ended 31 December 2007, the Company granted 167,500 incentive stock options to officers, directors and consultants of the Company to purchase common stock of the Company at a price of $25 per common share on or before 17 April 2017 and vesting as to one-quarter of the common shares under the stock option on 17 April 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company’s Stock Incentive Plan (the “Plan”).  As at 31 December 2007, all of the related stock options in this series remain outstanding.  During the year ended 31 December 2008, all of the related stock options in this series were forfeited.

During the year ended 31 December 2007, the Company adopted the Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

All stock options and rights are to vest over a period determined by the Board of Directors and expire not more than ten years from the date granted.  Pursuant to the Plan, the maximum aggregate number of shares that may be issued for awards is 500,000 and the maximum aggregate number of shares that may be issued for incentive stock options is 500,000.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

The following is a summary of option activities during the three month periods ended 31 March 2009 and 2008:

	Number of options	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2009	-	-

Weighted average fair value of options granted during the period		-

	Number of options	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2008	167,500	24.47

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2008	167,500	24.47

Weighted average fair value of options granted during the period		-

Warrants

As at 31 March 2009, there are Nil warrants outstanding (31 December 2008 – Nil).

During the year ended 31 December 2007, as part of the 121,800 unit private placement, the Company issued 60,900 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  As at 31 December 2007, all of the related share purchase warrants in this series remain outstanding.  During the year ended 31 December 2008, all of the related share purchase warrants in this series expired.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

During the year ended 31 December 2007, the Company issued 8,358 agent compensation warrants for services rendered by a private placement agent.  Each warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  As at 31 December 2007, all of the related share purchase warrants in this series remain outstanding.  During the year ended 31 December 2008, all of the related share purchase warrants in this series expired.

The following is a summary of warrant activities during the three month periods ended 31 March 2009 and 2008:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2009	-	-

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2008	69,258	35.00

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2008	69,258	35.00

8.             Related Party Transactions

During the three month period ended 31 March 2009, the Company paid or accrued $24,075 (2008 – $101,451) for consulting and management fees to officers and directors of the Company.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

During the three month period ended 31 March 2009, the Company paid or accrued $6,169 (2008 – $25,486) for consulting fees included in mineral property acquisition and exploration expenditures, to a company controlled by an officer of the Company.

9.            Commitments

a.
During the year ended 31 December 2008, the Company entered into a one-year contract for consulting services, commencing 1 December 2008, with a party to provide consulting services at 10% on all costs incurred related to providing exploration management and mineral property development services for the Company’s mineral project in Peru, as well as a one time fee of $125,000 due within sixty days of execution of the agreement (paid).

b.
During the year ended 31 December 2008, the Company entered into a one-year contract for consulting services, commencing 1 November 2008, with a firm to provide website maintenance services for a monthly payment of $2,500.

c.
During the year ended 31 December 2008, the Company entered into a one-year contract for consulting services, commencing 1 October 2008, with a party to provide investor relation services for a monthly payment of $10,000.

d.
During the year ended 31 December 2008, the Company entered into a one-year contract for consulting services, commencing 1 June 2008, with a party to provide investor relations services for a monthly payment of $10,000.

e.
During the year ended 31 December 2008, the Company entered into a two-year contract for consulting services, commencing 1 April 2008, with a party to provide management services in Europe for a monthly payment of $5,000.

10.	Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 31 March 2009, the Company does not have any material assets outside of North America.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 31 March 2009	For the three month period ended 31 March 2009	For the three month period ended 31 March 2008
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Foreign exchange (gain) loss	16,346	-	(9,103)

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	625,000	-	-

12.      Subsequent Events

Subsequent to 31 March 2009, the following events occurred:

a.	The Company issued 140,000 common shares at a price of $0.15 per common share for proceeds of $21,000. A total of $19,000 of these proceeds was received in advance as at 31 March 2009 (Note 7).

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes Interim to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2009

b.
The Company entered into an amending agreement with Temasek related to the Temasek Properties (the “Amending Temasek Agreement”).  Under the Amending Temasek Agreement, the Company may now exercise the second 25% option by fulfilling the following conditions as set out in the Amending Temasek Agreement as soon as practicable thereafter (Note 4):

•	Issue 3,500,000 additional common shares of the Company to Temasek; and
•	Pay an additional $750,000 to Temasek by 18 September 2009.

The Company must also pay interest on any unpaid amount of the option payment of $750,000 at 5% per annum accruing from 12 May 2009 to the date that payment is made.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

In September 2008, we reorganized our operations and our current focus is on the acquisition and development of our interests in the mineral rights on properties located in northeastern Peru.  Effective June 6, 2008, we merged with our wholly-owned subsidiary, Amazon Goldsands Ltd., pursuant to Articles of Merger that we filed with the Nevada Secretary of State.  We decided to change our name to "Amazon Goldsands Ltd." to better reflect our current focus on the acquisition and development of the mineral and mining rights underlying properties located in South America.

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

We no longer have any interest in any properties located in Finland and have allowed our options on these properties to lapse and revert back to the optionors so that we can pursue the development of our interests in the mineral rights on properties located in northeastern Peru.  The disclosure that follows is a summary of those mineral property interests in Finland that we have decided not to pursue during 2008 by allowing our options to lapse and revert back to the optionors.

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

We are also focusing on seeking additional mining opportunities, some of which may be mineral deposits that are fully defined and have already completed the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we seek to acquire may have a significant amount of proven and probable resources with what we believe to be excellent potential for expansion. We may also seek to acquire other drill-ready exploration projects that contain little or no proven resources, as with the options we currently hold to acquire existing mining projects in Peru, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.  In order to acquire any additional mining properties or exploration projects, we will need to secure additional financing.

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

The Peru Property

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

A description of the Mineral Rights is set forth below:

Name	Area (ha)	Code	Title Nº	Owner
Bianka 1	1000	01-03905-08	00074599	Rio Santiago Minerales SAC
Bianka 2	1000	01-03878-08	00074599	Rio Santiago Minerales SAC
Bianka 3	900	01-03879-08	00074599	Rio Santiago Minerales SAC
Bianka 4	1000	01-03883-08	00074599	Rio Santiago Minerales SAC
Bianka 6	1000	01-03881-08	00074599	Rio Santiago Minerales SAC
Bianka 7	1000	01-03888-08	00074599	Rio Santiago Minerales SAC
Dalma 1	1000	01-03859-08	00074599	Rio Santiago Minerales SAC
Dalma 2	1000	01-03863-08	00074599	Rio Santiago Minerales SAC
Dalma 3	1000	01-03857-08	00074599	Rio Santiago Minerales SAC
Dalma 4	800	01-03865-08	00074599	Rio Santiago Minerales SAC
Dalma 5	500	01-03866-08	00074599	Rio Santiago Minerales SAC
Dorotea 1	1000	01-03909-08	00074599	Rio Santiago Minerales SAC
Dorotea 2	900	01-03906-08	00074599	Rio Santiago Minerales SAC
Dorotea 3	1000	01-03904-08	00074599	Rio Santiago Minerales SAC
Dorotea 4	800	01-03908-08	00074599	Rio Santiago Minerales SAC
Dorotea 5	1000	01-03910-08	00074599	Rio Santiago Minerales SAC
Dorotea 6	1000	01-03901-08	00074599	Rio Santiago Minerales SAC
Dorotea 7	1000	01-03899-08	00074599	Rio Santiago Minerales SAC

We exercised the initial option to acquire a twenty-five percent interest in the Mineral Rights by fulfilling the following conditions:

·	Payment of $250,000 to Temasek on the date the Temasek Option Agreement is executed;
·	Issuance of 2,500,000 shares of Common Stock to Temasek within five business days from the Effective Date; and

·	Payment of an additional amount of $250,000 to Temasek within ninety days of the Effective Date.

The Temasek Option Agreement provided that we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date:

·	Payment of an additional amount of $750,000 to Temasek, and
·	Issuance of 3,500,000 additional shares of Common Stock to Temasek.

Subsequent to the reporting period, we entered into an agreement with Temasek to amend the Temasek Option Agreement (the “Amended Option Agreement”) in order to revise the conditions required for us to exercise the second twenty-five percent option.  Under the terms of the Amended Option Agreement, we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions

·	Issuance of 3,500,000 additional shares of our common stock to Temasek within 6 months from the Effective Date or as soon as practicable thereafter, and
·
Payment within 12 months from the Effective Date of an additional $750,000 to Temasek plus interest at a rate of 5% per annum accruing from the date of the Amended Option Agreement to the date that payment is made.

We may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date:

·	Payment of an additional amount $1,250,000 to Temasek, and
·	Issuance of 4,500,000 additional shares of Common Stock to Temasek.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date:

·	Payment of an additional amount $2,500,000 to Temasek, and
·	Issuance of 5,500,000 additional shares of Common Stock to Temasek.

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

If we exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, and fail to acquire a one hundred percent interest in the Mineral Rights, we and Temasek will form a joint venture in which we will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we do not develop a feasible mining project within three years of the Effective Date (or by September 18, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

Planned Exploration Program

An exploration base is being set up in the town of Saramiriza, which is located in the center of the Manseriche alluvial camp on the western bank of the Marañón.

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

An Environmental Impact Report will also be required to be drafted so as to obtain the Environmental Impact Declaration from the Peruvian Mining Authorities, which is an essential requirement for any kind of exploration in Peru.

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

We planned to complete the landowner studies and environmental report prior to June 30, 2009.  We anticipate that we will commence the mapping and geophysics in June 2009 with the initial drilling to begin shortly thereafter.  Our current cash on hand is insufficient in order to complete the landowner studies and environmental report and commence the mapping and geophysics and initial drilling program.

Provided we are able to secure additional financing, we anticipate that we will incur the following costs for the next twelve months:

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

We reported expenses in the amount of $412,599 for the three months ended March 31, 2009, compared to operating expenses of $1,164,314 for the three months ended March 31, 2008.  The decrease in reported expenses was attributable to a reduction in consulting and management fees and mineral property acquisition and exploration expeditures incurred during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  We incurred consulting and management fees of $157,704 for the three months ended March 31, 2009, compared to $679,187 for the three months ended March 31, 2008.  We incurred property acquisition and exploration expenditures of $136,057 for the three months ended March 31, 2009, compared to $341,732 for the three months ended March 31, 2008.  The decrease in mineral property acquisition and exploration expenditures is attributable to management’s decision not to proceed with the exercise of options to acquire certain mineral property interests located in Finland.

We reported no other expenses or income for the three months ended March 31, 2009 compared to other income of $6,726 for the three months ended March 31, 2008.  Other income for the three months ended March 31, 2008 consisted solely of interest income.

We had net loss of $412,599 for the three months ended March 31, 2009, as compared to a net loss of $1,157,588 for the three months ended March 31, 2008.  This decrease in net loss was primarily attributable to a significant decrease in consulting and management fees and mineral property acquisition and exploration expeditures incurred during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $45,478 at March 31, 2009 and a working capital deficit of $353,419.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $2,100,000 over the next twelve months.  Over the next twelve months, we will be required to make a payment of $750,000 if we elect to increase our ownership interest in the Mineral Rights from a twenty-five percent interest to a fifty percent interest and a payment of $1,250,000 if we elect to further increase our interest in the Mineral Rights from a fifty percent interest to a seventy-five percent interest.  We anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $600,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to complete the landowner studies and environmental report and commence the mapping and geophysics and initial drilling program described above.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures and potentially cease operations.

If we are able to locate an appropriate partner, we may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Operating activities in the three months ended March 31, 2009 and 2008 used cash of $314,607 and $1,068,543, respectively, which reflect our recurring operating losses.  Our net loss of $412,599 for the three months ended March 31, 2009 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the three months ended March 31, 2009, we used $250,000 in investing activities, as compared to $19,666 used in investing activities during the three months ended March 31, 2008.  For the three months ended March 31, 2009, we paid Temasek $250,000 for the acquisition of mineral rights pursuant to the Temasek Option Agreement.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the three months ended March 31, 2009 was $117,182.  There was no cash flows provided by financing activities for three months ended March 31, 2008.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to March 31, 2009 of $11,609,046 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Mineral Claim Payments and Exploration Expenditures

Mineral property acquisition costs are initially capitalized as tangible assets when purchased in accordance with Emerging Issues Task Force (“EITF”) 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets”. At the end of each fiscal quarter end, we assess the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.  Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these interim consolidated financial statements, we had not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although we have taken steps to verify title to mineral properties in which we have an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Environmental Costs

Environmental expenditures that related to current operations are charged to operations or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitments to plan of action based on the then known facts.

Stock-Based Compensation

Effective 1 January 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  We adopted SFAS No. 123(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.

The adoption of SFAS No. 123(R) does not change the way we account for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Foreign Currency Translation

Our functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  We have not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Hector Ponte, and our Chief Financial Officer, Mr. Carlos Stocker.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the

SEC's rules and forms

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.      Risk Factors.

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the reporting period, we issued 140,000 shares of our common stock at $0.15 per share, par value $0.00001 (the “Shares”), to a total of six (6) investors.  The gross proceeds we received from this private equity offering was $21,000.

These securities were offered and sold in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In connection with the offer and sale of these securities, we relied on each of the investors’ written representations.  Sales were made only to persons who represented that they were “accredited investors” as that term is defined in Rule 501(a) under the Securities Act.   Each investor represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. We our stock transfer agent affixed appropriate restricted legends to the stock certificate issued to each investor.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Shares by any form of general solicitation or general advertising.

The Shares were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

Item 3.       Defaults upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

Item 5.       Other Information.

None.

Item 6.        Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amazon Goldsands Ltd.

Date:	May 19, 2009

By: /s/ Hector Ponte Hector Ponte Title: Chief Executive Officer and Director
Date:	May 19, 2009
By: /s/ Carlos Stocker Carlos Stocker Title: Chief Financial Officer

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Amendment to Mineral Right Option Agreement between the Company and Temasek Investments Inc.		X
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

.