Form 10-Q
period 2009-06-30
AMAZON GOLDSANDS LTD.
filed 2009-08-18
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                      Accelerated filer ☐
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2009
Common Stock, $0.00001 par value	13,103,585

 PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2009 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2009.
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and from inception on September 5, 1997 to June 30, 2009.
F-3	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on September 5, 1997 to June 30, 2009.
F-4	Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 and 2008 and from inception on September 5, 1997 to June 30, 2009.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 June 2009	As at 31 December 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents (Note 2)	9,189	492,903
Taxes recoverable	-	4,394
Prepaid expenses and deposit	-	1,962

	9,189	499,259

Mineral property interests (Note 4)	1,510,000	875,000

Property and equipment (Note 5)	21,545	25,964

Website development cost (Note 6)	17,500	24,167

	1,558,234	1,424,390

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	556,228	312,804

Stockholders’ equity
Common stock (Note 7)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
30 June 2009 – 13,103,585 common shares, par value $0.00001
31 December 2008 – 4,191,252 common shares, par value $0.00001	131	42
Share subscriptions received in advance (Note 7)	-	613,583
Additional paid in capital	12,809,984	11,694,408
Deficit, accumulated during the exploration stage	(11,808,109)	(11,196,447)

	1,002,006	1,111,586

	1,558,234	1,424,390

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 9) and Subsequent Events (Note 13)

The accompanying notes are an integral part of the interim consolidated  financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2009	For the three month period ended 30 June 2009	For the three month period ended 30 June 2008	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008
	$	$	$	$	$
Expenses
Amortization – property and equipment	28,064	2,210	3,372	4,419	6,742
Amortization – website development costs	22,502	3,334	3,333	6,667	5,000
Bank charges	9,275	284	742	1,195	1,506
Consulting and management fees (recovery)	4,832,122	113,842	(3,066,094)	271,547	(2,386,907)
Foreign exchange (gain) loss	17,596	1,250	1,299	1,213	(7,804)
Investor communication and promotion	618,571	-	53,747	61,347	80,200
Office and administrative (recovery)	124,510	(7,290)	6,202	1,700	31,762
Professional fees	538,325	72,551	71,508	102,040	108,912
Rent	48,416	4,000	5,836	6,000	13,070
Telephone	54,659	-	6,578	276	16,713
Transfer agent and filing fees	40,325	1,383	2,644	3,083	2,918
Travel and accommodation	377,754	-	48,577	1,118	83,813
Website maintenance	56,000	7,500	4,500	15,000	9,000
Mineral property acquisition and exploration expenditures	5,179,264	-	18,798	136,057	360,530

Net operating income (loss) before other items	(11,947,383)	(199,064)	2,838,958	(611,662)	1,674,545

Other items
Forgiveness of debt	39,000	-	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	1,619	-	8,345
Recovery of expenses	4,982	-	-	-	-
Write-down of incorporation cost	(12,500)	-	-	-	-
Write-down of assets	(5,514)

Net operating income (loss) and comprehensive income (loss) for the period	(11,808,109)	(199,064)	2,840,577	(611,662)	1,682,890

Basic and diluted income (loss) per common share		(0.02)	1.67	(0.09)	.98

Weighted average number of common shares used in per share calculations		9,814,354	1,696,997	7,034,042	1,709,633

The accompanying notes are an integral part of the interim consolidated  financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September to 30 June 2009	For the three month period ended 30 June 2009	For the three month period ended 30 June 2008	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008
	$	$	$	$	$

Cash flows used in operating activities
Net Income (loss) for the period	(11,808,109)	(199,064)	2,840,577	(611,662)	1,682,890
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Notes 5 and 6)	50,565	5,544	6,705	11,086	11,743
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(24,000)	-	-	-	-
Gain on sale of oil & gas property	(10,745)	-	-	-	-
Mineral property acquisition	1,816,000	-	-	-	-
Stock based compensation (recovery)	3,587,000	-	(3,167,823)	-	(2,606,434)
Write-down of assets	3,940	-	-	-	-
Changes in operating assets and liabilities			-
Decrease in taxes recoverable	-	-	70,490	4,394	18,728
Decrease in exploration program advances	-	-	-	-	87,600
(Increase) decrease in prepaid expenses and deposits	-	-	(14)	1,962	(959)
Increase (decrease) in accounts payable and accrued liabilities	556,228	157,331	(51,962)	243,424	(541,592)
Decrease in advances from related parties	-	-	(22,135)	-	(44,680)

	(5,788,921)	(36,189)	(324,162)	(350,796)	(1,392,704)

Cash flows from financing activities
Shares subscriptions received in advance	-	(19,000)	-	(613,583)	-
Cost of repurchase of common stock	(1,000)	-	-	-	-
Proceeds from issuance of common stock, net of share issue costs	6,371,915	18,900	-	730,665	-

	6,370,915	(100)	-	117,082	-
Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-	-
Oil and gas exploration	(22,609)	-	-	-	-
Acquisition of mineral rights	(500,000)	-	-	(250,000)	-
Purchase of equipment	(53,550)	-	-	-	(9,667)
Website development costs	(40,000)	-	(20,000)	-	(30,000)

	(572,805)	-	(20,000)	(250,000)	(39,667)

Increase (decrease) in cash and cash equivalents	9,189	(36,289)	(344,162)	(483,714)	(1,432,371)

Cash and cash equivalents, beginning of period	-	45,478	869,647	492,903	1,957,856

Cash and cash equivalents, end of period	9,189	9,189	525,485	9,189	525,485
Supplemental Disclosures with Respect of Cash Flows (Note 11)
The accompanying notes are an integral part of the interim consolidated  financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Share capital	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received	Deficit, accumulated during the exploration stage	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$

Balance at 5 September 1997 (inception)	-	-	-	-	-	-	-
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	-	-	1,000
Net loss for the period	-	-	-	-	-	(2,522)	(2,522)

Balance at 30 September 1997	4,000	1	999	-	-	(2,522)	(1,522)
Common shares issued for acquisition of oil and gas properties ($25 per share)	400	-	10,000	-	-	-	10,000
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	-	-	1,000
Net loss for the year	-	-	-	-	-	(1,246)	(1,246)

Balance at 30 September 1998	8,400	2	11,998	-	-	(3,768)	8,232
Common shares issued for cash ($25 per share)	4,000	1	99,999	-	-		100,000
Common shares repurchased for cash ($0.25 per share)	(4,000)	(1)	(999)	-	-	-	(1,000)
Net loss for the year	-	-	-	-	-	(9,569)	(9,569)

Balance at 30 September 1999	8,400	2	110,998	-	-	(13,337)	97,663
Net loss for the year	-	-	-	-	-	(34,290)	(34,290)

Balance at 30 September 2000	8,400	2	110,998	-	-	(47,627)	63,373
Net loss for the year	-	-	-	-	-	(14,296)	(14,296)

Balance at 30 September 2001	8,400	2	110,998	-	-	(61,923)	49,077
Net income for the year	-	-	-	-	-	10,954	10,954

Balance at 30 September 2002	8,400	2	110,998	-	-	(50,969)	60,031
Net income for the year	-	-	-	-	-	2,387	2,387

Balance at 30 September 2003	8,400	2	110,998	-	-	(48,582)	62,418
Common shares issued for cash ($1.50 per share) and for services ($6 per share)	8,569	1	62,699	-	-	-	62,700
Donated capital	-	-	5,000	-	-	-	5,000
Net loss for the year	-	-	-	-	-	(64,175)	(64,175)

Balance at 30 September 2004	16,969	3	178,697	-	-	(112,757)	65,943
Donated capital	-	-	3,000	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(7,750)	(7,750)

Balance at 31 December 2004	16,969	3	181,697	-	-	(120,507)	61,193
Common shares repurchased ($0.25 per share)	(4,000)	(1)	(999)	-	-	-	(1,000)
Donated capital	-	-	8,200	-	-	-	8,200
Net loss for the year	-	-	-	-	-	(40,652)	(40,652)

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	27,741
The accompanying notes are an integral part of the interim consolidated  financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Share Capital	Additional paid-in capital	Deferred stock-based compensation	Share subscription received	Deficit, accumulated during the exploration stage	Total stockholders' equity (deficiency)
		$	$	$	$	$	$

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	1,592,565
Common shares issued for cash ($25 per unit) (Note 7)	121,800	1	2,944,578	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	(212,450)
Warrants issued (Note 7)	-	-	100,421	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share) (Note 7)	46,250	1	1,341,249	(1,341,250)	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share (Note 7)	20,000	1	535,999	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	(9,511,457)

Balance at 31 December 2007	1,722,502	18	14,314,964	(725,796)	-	(12,179,512)	1,409,674
Stock-based compensation (Note 7)	-	-	-	725,796	-	-	725,796
Stock awards cancelled (Note 7)	(31,250)	(1)	1	-	-	-	-
Stock options forfeited (Note 7)	-	-	(3,245,532)	-	-	-	(3,245,532)
Common shares issued for acquisition of mineral rights ($0.25 per share) (Note 7)	2,500,000	25	624,975	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	613,583
Net income for the year	-	-	-	-		983,065	983,065

Balance at 31 December 2008	4,191,252	42	11,694,408	-	613,583	(11,196,447)	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 7)	5,412,333	54	811,796	-	(613,583)	-	198,267
Share issue costs	-	-	(81,185)	-	-	-	(81,185)
Common shares issued for acquisition of mineral rights ($0.11 per share) (Note 7)	3,500,000	35	384,965	-	-	-	385,000
Net loss for the period	-	-	-	-	-	(611,662)	(611,662)
Balance at 30 June 2009	13,103,585	131	12,809,984	-	-	(11,808,109)	1,002,006
The accompanying notes are an integral part of the interim consolidated  financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

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

The Company’s interim consolidated financial statements as at 30 June 2009 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $611,662 for the six month period ended 30 June 2009 (30 June 2008 – income of $1,682,890) and has a working capital deficit of $547,039 at 30 June 2009 (31 December 2008 – working capital of $186,455).

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
30 June 2009

2.         Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these interim consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 June 2009, the Company has cash and cash equivalents in the amount of $9,189 (31 December 2008 – $492,903).

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
30 June 2009

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

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
30 June 2009

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

Asset retirement obligations

The Company has adopted SFAS No. 143, “Accounting for Assets Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 June 2009, the Company does not have any asset retirement obligations.

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
30 June 2009

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

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB statement No. 162”.  SFAS  No. 168 replaces the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles as stated with FASB Accounting Standards Codification becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods beginning after 15 September 2009.  The adoption of this statement did not have a material impact on its interim consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 is intended to establish general standards of financial reporting for companies with variable interest entities.  It requires timely and useful disclosure of information related to the Company’s involvement with variable interest entities.  This disclosure should alert all users to the effects on specific provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, related to the changes to the special-purpose entity proposal in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and the treatment of specific provisions of Interpretation 46(R).  SFAS No. 167 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company has determined that the adoption of SFAS No. 167 will have no impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after 15 November 2009.  The Company has determined that the adoption of SFAS No. 166 will have no impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of this statement did not have a material impact on its interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

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
30 June 2009

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

3.         Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as at 30 June 2009 are amounts due to a company controlled by a director and officer of the Company of $43,647 (31 December 2008 – $Nil).  The amount is non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 30 June 2009 is an advance received from a former  officer of the Company of $28,084 (31 December 2008 – $28,084).  The amount is non-interest bearing, unsecured and has no fixed terms of repayment.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

4.        Mineral Property Interests

	31 December 2008	Acquisition costs	Write-off to operations	30 June 2009
	$	$	$	$

Temasek Propeties	875,000	635,000	-	1,510,000
Apofas Properties	-	-	-	-
Magnus Properties	-	-	-	-

	875,000	635,000	-	1,510,000

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

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	Pay $250,000 (paid) to Temasek on the date the Agreement is executed;
•	Issue 2,500,000 common shares of the Company to Temasek within five business days from the Effective Date (issued) (Note 7); and
•	Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties (the “Amending Temasek Agreement”).  Under the Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquision of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Amending Temasek Agreement as soon as practicable thereafter:

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

•	Exercise and complete the initial 25% option (completed);
•	Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Note 7); and
•	Pay an additional $750,000 to Temasek by 18 September 2009.
•	The Company must also pay interest on any unpaid amount of the option payment of $750,000 at 5% per
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

Temasek became a significant shareholder of the Company through the issuance of the 2,500,000 common shares on exercise of the option to acquire the initial 25% interest in the Mineral Rights and an additional 3,500,000 common shares on exercise of the partial payment toward the exercise of the option to acquire the second 25% interest.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

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

• Initial payment of €150,000 due on or before 1 April 2007 (paid));
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

The first year payments for all 4 properties totaling $523,400 (€400,000) were paid during the year ended 31
December 2006.  The due date of the second option payment of €100,000 with respect to the Rautavaara Property was extended pursuant to an amendment agreement to 30 April 2008 in consideration of a €10,000 extension payment (paid) and payment of applicable government and landowner payments according to Finnish law (paid). The due date for the first year work commitment of €250,000 with respect to the Rautavaara Property was extended to 31 August 2008 and the first year work commitment of €250,000 with respect to the Tainiovarra.

Property was extended to 31 May 2008.  During the year ended 31 December 2008, the Company determined not to proceed with the option to acquire this Property.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

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

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

5.        Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	30 June 2009	31 December 2008
	$	$	$	$

Furniture, computer and office equipment	38,505	17,710	20,795	24,464
Computer software	8,928	8,178	750	1,500

	47,433	25,888	21,545	25,964

During the six month period ended 30 June 2009, total additions to property and equipment were $Nil (31 December 2008 - $8,467).

6.         Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 June 2009	31 December 2008
	$	$	$	$

Website development	40,000	22,500	17,500	24,167

During the six month period ended 30 June 2009, total additions to website development were $Nil (31 December 2008 - $30,000).

7.             Common Stock

    Authorized

The total authorized capital consists of

•	200,000,000 of common shares with par value of $0.00001
•	200,000,000 of blank check preferred shares with par value of $0.001

Issued and outstanding

As at 30 June 2009, the total issued and outstanding capital stock is 13,103,585 common shares with a par value of $0.00001 per share.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

On 23 June 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Note 4).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

On 8 May 2009, the Company issued 140,000 common shares for total proceeds of $18,900 ($0.15 per common share), net of share issue costs of $2,100.

On 31 March 2009, the Company issued 5,272,333 common shares at a price of $0.15 per share for total proceeds of $711,765 ($0.15 per common share), net of share issue costs of $79,085.

During the year ended 31 December 2008, a total of 167,500 stock options expired.

During the year ended 31 December 2008, the Company issued 2,500,000 common shares valued at $625,000 ($0.25 per common share) pursuant to the Temasek Agreement (Note 4).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

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

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

Stock options

As at 30 June 2009, there are Nil incentive stock options outstanding (31 December 2008 – Nil).

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

The following is a summary of option activities during the six month periods ended 30 June 2009 and 2008:

	Number of options	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 June 2009	-	-

Weighted average fair value of options granted during the period		-

 Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

	Number of options	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2008	167,500	24.47

Granted	-	-
Exercised	-	-
Expired	(167,500)	(24.47)

Outstanding and exercisable at 30 June 2008	-	-

Weighted average fair value of options granted during the period		-

Warrants

As at 30 June 2009, there are Nil warrants outstanding (31 December 2008 – Nil).

During the year ended 31 December 2007, as part of the 121,800 unit private placement, the Company issued 60,900 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  As at 31 December 2007, all of the related share purchase warrants in this series remain outstanding.  During the six months ended 30 June 2008, all of the related share purchase warrants in this series expired.

During the year ended 31 December 2007, the Company issued 8,358 agent compensation warrants for services rendered by a private placement agent.  Each warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  As at 31 December 2007, all of the related share purchase warrants in this series remain outstanding.  During the six months ended 30 June 2008, all of the related share purchase warrants in this series expired.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

The following is a summary of warrant activities during the three month periods ended 30 June 2009 and 2008:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 June 2009	-	-

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2008	69,258	35.00

Granted	-	-
Exercised	-	-
Expired	(69,258)	(35.00)

Outstanding and exercisable at 30 June 2008	-	-

8.            Related Party Transactions

During the six month period ended 30 June 2009, the Company paid or accrued $43,647 (2008 – $211,527) for consulting and management fees to officers and directors of the Company.

During the six month period ended 30 June 2009, the Company paid or accrued $6,169 (2008 – $25,486) for consulting fees included in mineral property exploration expenditures, to a company controlled by an officer of the Company.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

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

c.
During the year ended 31 December 2008, the Company entered into a one-year contract for consulting services, commencing 1 October 2008, with a party to provide investor relation services for a monthly payment of $10,000.  This contract was terminated effective 31 May 2009.

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

10.          Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 30 June 2009, the Company does not have any material assets outside of North America.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

11.           Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 6 March 2000 to 30 June 2009	For the three month period ended 30 June 2009	For the three month period ended 30 June 2009	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008
	$	$	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-	-	-
Foreign exchange (gain) loss	17,559	1,250	1,299	1,213	(7,804)

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-	-	-
Common shares issued for services ($6 per share)	50,000	-	-	-	-
Donated consulting services	16,200	-	-	-	-
Common shares cancelled and returned	(2)	-	-	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	. -	-	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-	-	-
Warrants issued	100,421	-	-	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	625,000	-	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	385,000	-	385,000	-

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

12.          Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2009.  There are no current or deferred tax expenses for the period ended 30 June 2009 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2009	For the six month period ended 30 June 2008
	$	$
Refundable federal tax asset (liability) attributable to:
Current operations	207,965	(572,183)
Contributions to capital by related parties	-
Less: Change in valuation allowance	(207,965)	572,183

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2009 and 31 December 2008 are as follows:

	As at 30 June 2009	As at 31 December 2008 (Audited)
	$	$

Net income tax operating loss carryforward	368,363	980,025

Statutory federal income tax rate	34%	34%

Deferred tax asset	125,243	333,209
Less: Valuation allowance	(125,243)	(333,209)

Net deferred tax asset	-	-

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2009

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2009, the Company has an unused net operating loss carry-forward balance of approximately $5,712,373 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2029.

13.           Subsequent Events

There are no subsequent events from the date of the period ended 30 June 2009 to the date the financial statements were available to be issued on 4 August 2009.

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

We no longer have any interest in any properties located in Finland and have allowed our options on these properties to lapse and revert back to the optionors so that we can pursue the development of our interests in the mineral rights on properties located in northeastern Peru.  As a result of our decision to not pursue the development of any interests in properties located in Finland, we dissolved our wholly-owned subsidiary, FinMetal OY, a corporation organized under the laws of Finland, effective July 17, 2009.  A description of each of our options to acquire the mineral and mining rights underlying properties located in Peru and the conditions that we must meet in order to exercise these options is set forth below.

The Peru Property

Our properties are located in northeastern Peru are in the exploration stage.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

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

In December 2008, we fulfilled the following conditions, resulting in our exercise of the initial option to acquire a twenty-five percent interest in the Mineral Rights:

•	Payment of $250,000 to Temasek on the date the Temasek Option Agreement was executed;
•	Issuance of 2,500,000 shares of Common Stock to Temasek within five business days from the Effective Date; and
•	Payment of an additional amount of $250,000 to Temasek within ninety days of the Effective Date.

The Temasek Option Agreement provided that we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date:

•	Payment of an additional amount of $750,000 to Temasek, and
•	Issuance of 3,500,000 additional shares of Common Stock to Temasek.

On May 12, 2009, we entered into an agreement with Temasek to amend the Temasek Option Agreement (the “Amended Option Agreement”) in order to revise the conditions required for us to exercise the second twenty-five percent option.  Under the terms of the Amended Option Agreement, we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions:

•	Issuance of 3,500,000 additional shares of our common stock to Temasek within 6 months from the Effective Date or as soon as practicable thereafter, and
•
Payment within 12 months from the Effective Date of an additional $750,000 to Temasek plus interest at a rate of 5% per annum accruing from the date of the Amended Option Agreement to the date that payment is made.

On June 23, 2009, we issued 3,500,000 shares of our common stock to Temasek and its designees as partial consideration for the exercise of the second twenty-five percent option to acquire an aggregate fifty percent interest in the Mineral Rights.  We will exercise the second twenty-five percent option, resulting in our acquisition of an aggregate fifty percent interest in the Mineral Rights, if on or before September 18, 2009 we pay $750,000 to Temasek, plus interest at a rate of 5% per annum accruing from May 12, 2009, the date of the Amended Option Agreement, to the date that payment is made.  We will require additional financing in order to be able to exercise the second twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the second twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the second twenty-five percent option.  In the event that we are unable to secure additional financing in order to be able to exercise the second twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to our twenty-five percent interest.

We may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date (September 18, 2009):

•	Exercise and complete the initial and second twenty-five percent options;
•	Payment of an additional amount $1,250,000 to Temasek; and
•	Issuance of 4,500,000 additional shares of Common Stock to Temasek.

We will require additional financing in order to be able to exercise the third twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the third twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the third twenty-five percent option.  In the event that we have exercised the second twenty-five percent option, but are unable to secure sufficient financing in order to be able to exercise the third twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to a fifty percent interest.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions within eighteen months of the Effective Date (March 18, 2010):

•	Exercise and complete the initial, second and third twenty-five percent options;
•	Payment of an additional amount $2,500,000 to Temasek, and
•	Issuance of 5,500,000 additional shares of Common Stock to Temasek.

We will require additional financing in order to be able to exercise the fourth twenty-five percent option.  There can be no assurance that we will be successful in securing the necessary funding to exercise the fourth twenty-five percent option.  Provided we are successful in securing additional financing, we intend to exercise the fourth twenty-five percent option.  In the event that we have exercised the third twenty-five percent option, but are unable to secure sufficient financing in order to be able to exercise the fourth twenty-five percent option in the time frame set forth above, our ownership interest in the Mineral Rights may be limited to a seventy-five percent interest.

If we are able to complete the acquisition of a one hundred percent interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for our sole benefit and hold the share strictly in accordance with our instructions.

If we are able to complete the acquisition of a one hundred percent interest in the Mineral Rights, Temasek will be entitled to an annual 2.5% net returns royalty.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will only be entitled to an annual 1.5% net returns royalty.

If we exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, but fail to acquire a one hundred percent interest in the Mineral Rights, the Temasek Option Agreement provides that we and Temasek will form a joint venture for the purpose of placing the Peru Property into commercial production.  In the event that this condition is satisfied and we enter into a joint venture with Temasek, our responsibilities under the joint venture would include developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we enter into a joint venture with Temasek, but do not develop a feasible mining project within three years of the Effective Date (or by September 18, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty .

Planned Exploration Program

An exploration base is being set up in the town of Saramiriza, which is located in the center of the Manseriche alluvial camp on the western bank of the Marañón.

Provided we are successful in securing additional financing, we intend to conduct a seismic survey along selected lines across the Marañón gravels in order to define the gravel-bedrock contact.  This information is needed to plan a drilling program and to assist with locating drill collar positions.  The selection of seismic lines will made on the basis of interpretation of aerial photos and satellite images, as well as from reconnaissance-scale mapping of sedimentary features.  Scout drilling utilizing churn drills will be undertaken on favorable areas, and anomalous zones will be followed up with reverse circulation drilling (Becker) in order to fully develop resources and reserves.

Provided we are successful in securing additional financing and before implementing the drilling plan, we intend to identify the landowners of the plots on which the mines are located so as to determine who the legal owners or current occupants are and/or the kind of tenancy or tenancy claim over the surface of the land, as well as the location of Native or Creole communities within the project’s area of influence.  This process has commenced, but cannot be completed without securing additional financing.

An Environmental Impact Report will also be required to be drafted so as to obtain the Environmental Impact Declaration from the Peruvian Mining Authorities, which is an essential requirement for any kind of exploration in Peru~~.~~

We intend to collect by backhoe and excavator a number of bulk samples for metallurgical testing, and to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within an eighteen month period.  Permitting work will be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.  Provided we are successful in securing additional financing, we anticipate that we will commence the mapping and geophysics in the last quarter of 2009 with the initial drilling to begin shortly thereafter.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  If we are unable to secure additional financing in the near future, we will be forced to postpone the commencement of our exploration and development program.  Provided we are able to secure additional financing through private equity offerings, we anticipate that we will incur the following costs for the next twelve months:

Activity	USD 000s
MINERAL PROPERTY COSTS:
Annual Fee	50
Surface Rights Access	15
EXPLORATION
Mapping	45
Geophysics – Seismic	130
DRILLING
Churn Drilling	500
TECHNICAL SERVICES
Consultants	180
Personnel	230
CAMP AND FIELD EXPENSES
Camp	180
Field	150
TRANSPORT AND LOGISTICS
Air Transport	180
Water Transport	80
Ground Transport	50
EQUIPMENT & PERMITTING	110
COMMUNITY OUTREACH	50
ADMINISTRATION NEW BUSINESS	150
TOTAL	2,100

We also, as part of new business activities, intend to focus on seeking additional mining opportunities, some of which may be mineral deposits that are fully defined and have already completed the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we may seek to acquire may have a significant amount of proven and probable resources with what we believe to be excellent potential for expansion.  We may also seek to acquire other drill-ready exploration projects that contain little or no proven resources, as with the options we currently hold to acquire existing mining projects in Peru, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.  In order to acquire any additional mining properties or exploration projects, we will need to secure additional financing.  We have not made any progress in indentifying any such properties due to our current financial position and require additional financing to perform the requisite due diligence and complete the acquisition of any property interest.

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

We reported total expenses in the amount of $199,064 for the three months ended June 30, 2009, compared to a credit balance in operating expenses of $2,838,958 for the three months ended June 30, 2008.  We reported total expenses in the amount of $611,662 for the six months ended June 30, 2009, compared to a credit balance in operating expenses of $1,674,545 for the six months ended June 30, 2008.  The increase in reported expenses was attributable to stock-based compensation being credited to operations in the amount of $3,066,094 for the three months ended June 30, 2008 and $2,386,907 for the six months ended June 30, 2008 as a result of the expiration and cancellation of stock options during the these period.

We reported no other expenses or income for the three months ended June 30, 2009 compared to other income of $1,619 for the three months ended June 30, 2008.  We reported no other expenses or income for the six months ended June 30, 2009 compared to other income of $8,345 for the six months ended June 30, 2008.  Other income for the three and six months ended June 30, 2008 consisted solely of interest income.

We had net loss of $199,064 for the three months ended June 30, 2009, as compared to a net gain of $2,840,577 for the three months ended June 30, 2008.  We had net loss of $611,662 for the six months ended June 30, 2009, as compared to a net gain of $1,682,890 for the six months ended June 30, 2008.  This decrease in net gain to a net loss in the reporting period was primarily attributable to stock-based compensation being credited to operations as a result of the expiration and cancellation of stock options during three and six months ended June 30, 2008.

As a result of the above, the basic and diluted loss per common share was $0.02 for the three months ended June 30, 2009 and $0.09 for the six months ended June 30, 2009, as compared to basic and diluted income per common share of $1.67 for the three months ended June 30, 2008 and $0.98 for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $9,189 at June 30, 2009 and a working capital deficit of $547,039.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $2,100,000 over the next twelve months.  Over the next twelve months, we will be required to make a payment of $750,000 if we elect to increase our ownership interest in the Mineral Rights from a twenty-five percent interest to a fifty percent interest and a payment of $1,250,000 if we elect to further increase our interest in the Mineral Rights from a fifty percent interest to a seventy-five percent interest.  We anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $600,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to complete the landowner studies and environmental report and commence the mapping and geophysics and initial drilling program described above.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures and potentially cease operations.

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

Cash Used in Operating Activities

Operating activities in the six months ended June 30, 2009 and 2008 used cash of $350,796 and $1,392,704, respectively, which reflect our recurring operating losses.  Our net loss of $611,662 for the six months ended June 30, 2009 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the six months ended June 30, 2009, we used $250,000 in investing activities, as compared to $39,667 used in investing activities during the six months ended June 30, 2008.  For the six months ended June 30, 2009, we paid Temasek $250,000 for the acquisition of mineral rights pursuant to the Temasek Option Agreement.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the six months ended June 30, 2009 was $117,082.  There was no cash flows provided by financing activities for six months ended June 30, 2008.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to June 30, 2009 of $11,808,109 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, Mr. Hector Ponte.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A.      Risk Factors.

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the reporting period, we issued 140,000 shares of our common stock at $0.15 per share, par value $0.00001 (the “Shares”), to a total of six (6) investors.  The gross proceeds we received from this private equity offering was $21,000.

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

Item 3.         Defaults upon Senior Securities.

None.

Item 4.         Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amazon Goldsands Ltd.

Date:	August 18, 2009

By:/s/ Hector Ponte Hector Ponte Title: Chief Executive Officer and Director
Date:	August 18, 2009
By: /s/ Gustavo Janeiro Gustavo Janeiro Title: Chief Financial Officer

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Amendment to Mineral Right Option Agreement, dated May 12, 2009.	Exhibit 10.1 of Form 10-Q filed on May 20, 2009.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X