Form 10-Q
period 2009-09-30
AMAZON GOLDSANDS LTD.
filed 2009-11-23
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Non-accelerated filer ☐  (Do not check if a smaller reporting company)                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2009
Common Stock, $0.00001 par value	13,103,585

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2009 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2009.
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and from inception on September 5, 1997 to September 30, 2009.
F-3	Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 and 2008 and from inception on September 5, 1997 to September 30, 2009.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on September 5, 1997 to September 30, 2009.
F-5	Notes to Unaudited Consolidated Financial Statements.

         These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 September 2009	As at 31 December 2008 (Audited)
	$	$
Assets

Current
Cash and cash equivalents (Note 2)	3,952	492,903
Taxes recoverable	-	4,394
Prepaid expenses and deposit	-	1,962

	3,952	499,259

Mineral property interests (Note 4)	1,510,000	875,000

Property and equipment (Note 5)	19,335	25,964

Website development cost (Note 6)	14,167	24,167

	1,547,454	1,424,390

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	635,605	312,804

Stockholders’ equity
Common stock (Note 7)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
30 September 2009 – 13,103,585 common shares, par value $0.00001
31 December 2008 – 4,191,252 common shares, par value $0.00001	131	42
Share subscriptions received in advance (Note 7)	-	613,583
Additional paid in capital	12,809,984	11,694,408
Deficit, accumulated during the exploration stage	(11,898,266)	(11,196,447)

	911,849	1,111,586

	1,547,454	1,424,390

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 9), Contingency (Note 13)  and Subsequent Events (Note 14)

The accompanying notes are an integral part of the interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 September 2009	For the three month period ended 30 September 2009	For the three month period ended 30 September 2008	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008
	$	$	$	$	$
Expenses
Amortization – property and equipment	30,274	2,210	2,466	6,629	9,208
Amortization – website development costs	25,835	3,333	3,333	10,000	8,333
Bank charges and interest (Note 4)	10,696	1,421	759	2,616	2,265
Consulting and management fees (recovery) (Note 8)	4,889,135	57,013	142,803	328,560	(2,244,105)
Foreign exchange (gain) loss	18,636	1,040	4,296	2,253	(2,878)
Investor communication and promotion	618,571	-	81,786	61,347	161,986
Office and administrative	124,510	-	2,603	1,700	34,365
Professional fees	551,825	13,500	46,272	115,540	155,184
Rent	51,416	3,000	2,737	9,000	15,807
Telephone	54,659	-	544	276	17,257
Transfer agent and filing fees	41,465	1,140	380	4,223	3,298
Travel and accommodation	377,754	-	-	1,118	83,813
Website maintenance	63,500	7,500	4,500	22,500	13,500
Mineral property acquisition and exploration expenditures	5,179,264	-	(9,360)	136,057	351,170

Net operating income (loss) before other items	(12,037,540)	(90,157)	(283,748)	(701,819)	1,390,797

Other items
Forgiveness of debt	39,000	-	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	803	-	9,148
Recovery of expenses	4,982	-	-	-	-
Write-down of incorporation cost	(12,500)	-	-	-	-
Write-down of assets	(5,514)		(5,514)		(5,514)

Net operating income (loss) and comprehensive income (loss) for the period	(11,898,266)	(90,157)	(288,459)	(701,819)	1,394,431

Basic and diluted income (loss) per common share		(0.01)	(0.16)	(0.08)	0.80

Weighted average number of common shares used in per share calculations		13,103,585	1,799,855	9,086,976	1,740,037

The accompanying notes are an integral part of the interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

For the period from the date of inception on 5 September 1997 to 30 September 2009		For the three month period ended 30 September 2009	For the three month period ended 30 September 2008	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008
	$	$	$	$	$
Cash flows used in operating activities
Net income (loss) for the period	(11,898,266)	(90,157)	(288,459)	(701,819)	1,394,431
Adjustments to reconcile income (loss) to net cash used by operating activities
Accrued interest (Note 4)	1,233	1,233	-	1,233	-
Amortization (Notes 5 and 6)	56,108	5,543	5,798	16,629	17,541
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(24,000)	-	-	-	-
Gain on sale of oil and gas property	(10,745)	-	-	-	-
Mineral property acquisition	1,816,000	-	-	-	-
Stock-based compensation (recovery)	3,587,000	-	86,698	-	(2,519,736)
Write-down of assets	3,940	-	5,514	-	5,514
Changes in operating assets and liabilities
(Increase) decrease in taxes recoverable	-	-	(1,967)	4,394	16,761
Decrease in exploration program advances	-	-	-	-	87,600
(Increase) decrease in prepaid expenses and deposits	-	-	796	1,962	(163)
Increase (decrease) in accounts payable and accrued liabilities	634,372	78,144	(74,837)	321,568	(616,429)
Decrease in advances from related parties	-	-	(9,685)	-	(54,365)

	(5,794,158)	(5,237)	(276,142)	(356,033)	(1,668,846)

Cash flows from financing activities
Advances	-	-	32,889	-	32,889
Shares subscriptions received in advance	-	-	-	(613,583)	-
Cost of repurchase of common stock	(1,000)	-	-	-	-
Proceeds from issuance of common stock, net of share issue costs	6,371,915	-	-	730,665	-

	6,370,915	-	32,889	117,082	32,889
Cash flows from (used in) investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-	-
Oil and gas exploration	(22,609)	-	-	-	-
Acquisition of mineral rights	(500,000)	-	-	(250,000)	-
Purchase (disposition) of equipment	(53,550)	-	2,627	-	(7,040)
Website development costs	(40,000)	-	-	-	(30,000)

	(572,805)	-	2,627	(250,000)	(37,040)

Increase (decrease) in cash and cash equivalents	3,952	(5,237)	(240,626)	(488,951)	(1,672,997)

Cash and cash equivalents, beginning of period	-	9,189	525,485	492,903	1,957,856

Cash and cash equivalents, end of period	3,952	3,952	284,859	3,952	284,859

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

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Share capital	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received	Deficit, accumulated during the exploration stage	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	1,592,565
Common shares issued for cash ($25 per unit) (Note 7)	121,800	1	2,944,578	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	(212,450)
Warrants issued (Note 7)	-	-	100,421	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share) (Note 7)	46,250	1	1,341,249	(1,341,250)	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share (Note 7)	20,000	1	535,999	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	(9,511,457)

Balance at 31 December 2007	1,722,502	18	14,314,964	(725,796)	-	(12,179,512)	1,409,674
Stock-based compensation (Note 7)	-	-	-	725,796	-	-	725,796
Stock awards cancelled (Note 7)	(31,250)	(1)	1	-	-	-	-
Stock options forfeited (Note 7)	-	-	(3,245,532)	-	-	-	(3,245,532)
Common shares issued for acquisition of mineral rights ($0.25 per share) (Note 7)	2,500,000	25	624,975	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	613,583
Net income for the year	-	-	-	-		983,065	983,065

Balance at 31 December 2008	4,191,252	42	11,694,408	-	613,583	(11,196,447)	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 7)	5,412,333	54	811,796	-	(613,583)	-	198,267
Share issue costs	-	-	(81,185)	-	-	-	(81,185)
Common shares issued for acquisition of mineral rights ($0.11 per share) (Note 7)	3,500,000	35	384,965	-	-	-	385,000
Net loss for the period	-	-	-	-	-	(701,819)	(701,819)

Balance at 30 September 2009	13,103,585	131	12,809,984	-	-	(11,898,266)	911,849

The accompanying notes are an integral part of the interim consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

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

The Company’s interim consolidated financial statements as at 30 September 2009 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $701,819 for the nine month period ended 30 September 2009 (30 September 2008 – income of $1,394,431) and has a working capital deficit of $631,653 at 30 September 2009 (31 December 2008 – working capital of $186,455).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these interim consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 September 2009, the Company has cash and cash equivalents in the amount of $3,952 (31 December 2008 – $492,903).

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
30 September 2009

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 September 2009

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
30 September 2009

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

Asset retirement obligations

The Company has adopted SFAS No. 143, “Accounting for Assets Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 September 2009, the Company does not have any asset retirement obligations.

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
30 September 2009

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

Changes in accounting policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162” (the “Codification” or “ASC”).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets.  The new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

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

Recent accounting pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale acconting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 January 2010.  The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.
not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

3.	Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as at 30 September 2009 are amounts due to a director and officer of the Company of $58,435 (31 December 2008 – $Nil).  The amount is non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 30 September 2009 is an advance received from a former  officer of the Company of $28,084 (31 December 2008 – $28,084).  The amount is non-interest bearing, unsecured and has no fixed terms of repayment.
4.	Mineral Property Interests

	31 December 2008 (Audited)	Acquisition costs	Write-off to operations	30 September 2009
	$	$	$	$

Temasek Propeties	875,000	635,000	-	1,510,000
Apofas Properties	-	-	-	-
Magnus Properties	-	-	-	-

	875,000	635,000	-	1,510,000

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
30 September 2009

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

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties (the “Amending Temasek Agreement”).  Under the Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquision of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Amending Temasek Agreement within six months from the Effective Date or as soon as practicable thereafter (Note 13):

•	Exercise and complete the initial 25% option (completed);
•	Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Note 7); and
•	Pay an additional $750,000 to Temasek by 18 September 2009 (not paid).
•	The Company must also pay interest on any unpaid amount of the option payment of $750,000 at 5% per annum accruing from 12 May 2009 to the date that payment is made (Note 11).

The Company may exercise the third 25% option resulting in the acquisition of a 75% interest in the Mineral Rights after fulfilling the following conditions by 18 September 2009 (Note 13):

•	Exercise and complete the initial and second 25% options (not completed);
•	Pay an additional $1,250,000 to Temasek (not paid); and
•	Issue 4,500,000 additional common shares of the Company to Temasek (not issued).

The Company may exercise the fourth and final 25% option resulting in the acquisition of a 100% interest in the Mineral Rights after fulfilling the following conditions by 18 March 2010:

•	Exercise and complete the initial, second and third 25% options;
•	Pay an additional $2,500,000 to Temasek; and
•	Issue 5,500,000 additional common shares of the Company to Temasek.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

Upon the acquisition of a 100% interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for the Company’s sole benefit and hold the share strictly in accordance with the Company’s instructions.  Upon the Company’s acquisition of a 100% interest in the Mineral Rights, Temasek is entitled to an annual 2.5% net returns royalty.  However, if the Company pays Temasek $2,000,000 within ninety days of the acquisition of a 100% interest in the Mineral Rights, Temasek will only be entitled to an annual 1% net returns royalty.

If the Company exercises the second 25% option, resulting in the Company’s acquisition of a 50% interest in the Mineral Rights, and fails to acquire a 100% interest in the Mineral Rights, the Company and Temasek will form a joint venture in which the Company will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If the Company does not develop a feasible mining project within three years from the Effective Date, the Company will be responsible to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

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

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

The Magnus Properties

Pursuant to an agreement dated 6 October 2006 with Magnus Minerals Oy (“Magnus”), a company in which the Company’s former president has an ownership interest, the Company had the option to acquire a 100% interest in four different mineral properties (Petrovaara, Poskijarvi-Kokka, Rautavaara and Tainiovaara) by paying option payments for a total of €1,000,000 in cash for each property over a period of four years (the “Magnus Agreement”).  The option payments were to be paid annually at the beginning of each year as follows: first year of €100,000 (paid); second year of €100,000; third year of €300,000; and fourth year of €500,000 per property for a total of €4,000,000 if all 4 properties are acquired fully; and by making a work commitment of €1,000,000 on each property, of which 25% must be conducted annually.  All properties were subject to a 2% net smelter return.

The first year payments for all 4 properties totaling $523,400 (€400,000) were paid during the year ended 31December 2006.  The due date of the second option payment of €100,000 with respect to the Rautavaara Property was extended pursuant to an amendment agreement to 30 April 2008 in consideration of a €10,000 extension payment (paid) and payment of applicable government and landowner payments according to Finnish law (paid). The due date for the first year work commitment of €250,000 with respect to the Rautavaara Property was extended to 31 August 2008 and the first year work commitment of €250,000 with respect to the Tainiovarra.

The Property was extended to 31 May 2008.  During the year ended 31 December 2008, the Company determined not to proceed with the option to acquire this Property.

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

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

5.	Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	30 September 2009	31 December 2008 (Audited)
	$	$	$	$

Furniture, computer and office equipment	38,505	19,545	18,960	24,464
Computer software	8,928	8,553	375	1,500
	47,433	28,098	19,335	25,964

During the nine month period ended 30 September 2009, total additions to property and equipment were $Nil  (30 September 2008 - $7,040).

6.	Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 September 2009	31 December 2008 (Audited)
	$	$	$	$

Website development	40,000	25,833	14,167	24,167

During the nine month period ended 30 September 2009, total additions to website development were $Nil (30 September 2008 - $30,000).

7.	Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 of common shares with par value of $0.00001
•	200,000,000 of blank check preferred shares with par value of $0.001

Issued and outstanding

As at 30 September 2009, the total issued and outstanding capital stock is 13,103,585 common shares with a par value of $0.00001 per share.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

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

On 31 March 2009, the Company issued 5,272,333 common shares for total proceeds of $711,765 ($0.15 per common share), net of share issue costs of $79,085.

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

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

Stock options

As at 30 September 2009, there are Nil incentive stock options outstanding (31 December 2008 – Nil).

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

The following is a summary of option activities during the nine month periods ended 30 September 2009 and 2008:

	Number of options	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 September 2009	-	-

Weighted average fair value of options granted during the period		-

 Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

	Number of options	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2008	167,500		24.47

Granted	-		-
Exercised	-		-
Expired	(167,500)		(24.47)

Outstanding and exercisable at 30 September 2008	-		-

Weighted average fair value of options granted during the period			-

Warrants

As at 30 September 2009, there are Nil warrants outstanding (31 December 2008 – Nil).

During the year ended 31 December 2007, as part of the 121,800 unit private placement, the Company issued 60,900 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  As at 31 December 2007, all of the related share purchase warrants in this series remain outstanding.  During the nine months ended 30 September 2008, all of the related share purchase warrants in this series expired.

During the year ended 31 December 2007, the Company issued 8,358 agent compensation warrants for services rendered by a private placement agent.  Each warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  As at 31 December 2007, all of the related share purchase warrants in this series remain outstanding.  During the nine months ended 30 September 2008, all of the related share purchase warrants in this series expired.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

The following is a summary of warrant activities during the nine month periods ended 30 September 2009 and 2008:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 September 2009	-	-

Outstanding and exercisable at 1 January 2008	69,258	35.00

Granted	-	-
Exercised	-	-
Expired	(69,258)	(35.00)

Outstanding and exercisable at 30 September 2008	-	-

8.	Related Party Transactions

During the nine month period ended 30 September 2009, the Company paid or accrued $58,435 (30 September 2008 – $236,350) for consulting and management fees to officers and directors of the Company.

During the nine month period ended 30 September 2009, the Company paid or accrued $6,169 (2008 – $25,486) for consulting fees included in mineral property exploration expenditures, to a company controlled by an officer of the Company.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

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

d.
During the year ended 31 December 2008, the Company entered into a one-year contract for consulting services, commencing 1 June 2008, with a party to provide investor relations services for a monthly payment of $10,000. This contract was terminated effective 30 June 2009.

e.
During the year ended 31 December 2008, the Company entered into a two-year contract for consulting services, commencing 1 April 2008, with a party to provide management services in Europe for a monthly payment of $5,000.

10.	Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 30 September 2009, the Company does not have any material assets outside of North America.

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 30 September 2009	For the three month period ended 30 September 2009	For the three month period ended 30 September 2009	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008
	$	$	$	$	$

Supplemental cash flows information
Interest expense	3,139	1,233	-	1,233	-
Foreign exchange (gain) loss	17,559	1,250	1,299	1,213	(7,804)

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-	-	-
Common shares issued for services ($6 per share)	50,000	-	-	-	-
Donated consulting services	16,200	-	-	-	-
Common shares cancelled and returned	(2)	-	-	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	.-	-	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-	-	-
Warrants issued	100,421	-	-	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	625,000	-	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-	385,000	-

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

During the nine month period ended 30 September 2009, the Company accrued interest expense of $1,233 related to unpaid amount of the Temasek option payment (Note 4).

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2009.  There are no current or deferred tax expenses for the period ended 30 September 2009 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2009	For the nine month period ended 30 September 2008
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	238,618	(474,106)
Contributions to capital by related parties	-
Less: Change in valuation allowance	(238,618)	474,106

Net refundable amount	-	-

Amazon Goldsands Ltd.
(formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2009

The composition of the Company’s deferred tax assets as at 30 September 2009 and 31 December 2008 are as follows:

	As at 30 September 2009	As at 31 December 2008 (Audited)
	$	$

Net income tax operating loss carryforward	5,169,247	4,467,428

Statutory federal income tax rate	34%	26% - 34%

Deferred tax asset	1,757,544	2,506,592
Less: Valuation allowance	(1,757,544)	(2,506,592)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2009, the Company has an unused net operating loss carry-forward balance of approximately $5,169,247 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2029.

13.	Contingency

The Company is in default of certain terms related to its mineral property agreements and is in the process of renegotiating the terms of the agreements (Note 4).

14.	Subsequent Events

There are no subsequent events from the date of the period ended 30 September 2009 to the date the interim consolidated financial statements were available to be issued on 9 November 2009.

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

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit exists on any of the properties underlying any of our mineral property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on any of the properties underlying our mineral property interests, and there is no assurance that we will discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected.

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

On September 18, 2008 (the "Effective Date"), we entered into a Mineral Right Option Agreement (the "Temasek Option Agreement") with Temasek Investments Inc. ("Temasek"), a company incorporated under the laws of Panama.  Pursuant to the Temasek Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the "Mineral Rights") in certain properties in Peru (the “Peru Property”), potentially resulting in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are owned by Rio Santiago Minerales S.A.C. ("Rio Santiago").  Beardmore Holdings, Inc. ("Beardmore"), a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to us of twenty-five percent of the outstanding shares of Beardmore.

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

The Temasek Option Agreement provided that we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions within six months of the Effective Date (September 18, 2008):

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

On May 12, 2009, we entered into an agreement with Temasek to amend the Temasek Option Agreement (the “Amended Option Agreement”) in order to revise the conditions required for us to exercise the second twenty-five percent option.  Under the terms of the Amended Option Agreement, we may exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, after fulfilling the following conditions:

•	Issuance of 3,500,000 additional shares of our common stock to Temasek within 6 months from the Effective Date (September 18, 2008) or as soon as practicable thereafter, and
•
Payment within 12 months from the Effective Date (September 18, 2008) of an additional $750,000 to Temasek plus interest at a rate of 5% per annum accruing from the date of the Amended Option Agreement to the date that payment is made.

On June 23, 2009, we issued 3,500,000 shares of our common stock to Temasek and its designees as partial consideration for the exercise of the second twenty-five percent option to acquire an aggregate fifty percent interest in the Mineral Rights. Under the terms of the Amended Option Agreement, we were required to pay Temasek on or before September 18, 2009 the sum of $750,000, plus interest at a rate of 5% per annum accruing from May 12, 2009, the date of the Amended Option Agreement, to the date that such payment is made.  If we have made such payment, we would have exercised the second twenty-five percent option, resulting in our acquisition of an aggregate fifty percent interest in the Mineral Rights.  However, such payment has not been made as of September 30 2009 and we have not exercised the second twenty-five percent option.

The Temasek Option Agreement provides that we may exercise the third twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions within twelve months of the Effective Date (September 18, 2009):

•	Exercise and complete the initial and second twenty-five percent options;
•	Payment of an additional amount $1,250,000 to Temasek; and
•	Issuance of 4,500,000 additional shares of Common Stock to Temasek.

As of the date of this report, we have not had sufficient financing to be able to make the required cash payment to exercise of the second twenty-five percent option and we have not paid any of the consideration required to exercise the third twenty-five percent option.  As a result, we are in default of the Temasek Option Agreement, as amended.  We have not received any notice of default from Temasek, but we would have thirty calendar days to cure the default if we were to receive a notice of default.  We are currently seeking additional financing in the form of equity financing from the sale of our common stock in order to cure this default and to fund our planned exploration program.  We may also seek to enter into another amendment to the Temasek Option Agreement in order provide us with additional time to secure the required financing for us to exercise the second, third and fourth twenty-five percent options.  There can be no assurance that we will be successful in amending the Temasek Option Agreement or securing the necessary funding to exercise the second, third or fourth twenty-five percent options.  In the event that we failed to cure the default within thirty calendar days of being provided with such notice, we could lose our options to acquire the second, third and fourth twenty-five percent options to acquire an aggregate fifty, seventy-five and one hundred percent interest in the Mineral Rights, respectively, and not be entitled to recover the 3,500,000 shares of our common stock issued as partial consideration for the exercise of the second twenty-five percent option.  In the event that Temasek were to terminate the Temasek Option Agreement, as amended, resulting from our default, our ownership interest in the Mineral Rights may be limited to our twenty-five percent interest currently held by the Company.

We may exercise the fourth twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions by March 18, 2010, which is within eighteen months of the Effective Date (September 18, 2008):

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

If we exercise the second twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, but fail to acquire a one hundred percent interest in the Mineral Rights, the Temasek Option Agreement provides that we and Temasek will form a joint venture for the purpose of placing the Peru Property into commercial production.  In the event that this condition is satisfied and we enter into a joint venture with Temasek, our responsibilities under the joint venture would include developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If we enter into a joint venture with Temasek, but do not develop a feasible mining project within three years of the Effective Date, (or by September 18, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty .

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

An Environmental Impact Report will also be required to be drafted so as to obtain the Environmental Impact Declaration from the Peruvian Mining Authorities, which is an essential requirement for any kind of exploration in Peru~~.~~

We intend to collect by backhoe and excavator a number of bulk samples for metallurgical testing, and to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within an eighteen month period.  Permitting work will be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.  Provided we are successful in securing additional financing, we anticipate that shortly thereafter we will commence the mapping and geophysics with the initial drilling to follow.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program and we are currently in default of the Temasek Option Agreement, as amended.  If we are unable to secure additional financing in the near future, we will be forced to postpone the commencement of our exploration and development program.  Provided we are able to secure additional financing through private equity offerings, we anticipate that we will incur the following costs for the next twelve months:

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

We reported operating expenses in the amount of $90,157 for the three months ended September 30, 2009, compared to operating expenses of $283,748 for the three months ended September 30, 2008.  The decrease in our operating expenses for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, relates to a significant decrease in consulting and management fees, investor communication and promotion expenditures and professional fees.  Our management determine that a decrease in these expenditures was prudent and in the company’s best interest in light of our lack of sufficient financing to be able to make our planned exploration expenditures and pay for our general administrative expenses over the next twelve months.

We reported total expenses in the amount of $701,819 for the nine months ended September 30, 2009, compared to a credit balance in operating expenses of $1,390,797 for the nine months ended September 30, 2008.  The decrease in reported expenses was attributable to stock-based compensation being credited to operations in the amount of $2,244,105 for the nine months ended September 30, 2008 as a result of the expiration and cancellation of stock options during the these period.

We reported no other expenses or income for the three months ended September 30, 2009 compared to other expenses of $4,711 for the three months ended September 30, 2008.  Other expenses for the three months ended September 30, 2008 consisted primarily of a write-down of certain assets.  We reported no other expenses or income for the nine months ended September 30, 2009 compared to other income of $3,634 for the nine months ended September 30, 2008.  Other income for the nine months ended September 30, 2008 consisted primarily of interest income.

We had net loss of $90,157 for the three months ended September 30, 2009, as compared to a net loss of $288,459 for the three months ended September 30, 2008.  This decrease in net loss is attributable to a decrease in discretionary expenditures relating to consulting and management fees, investor communication and promotion expenditures and professional fees.  We had net loss of $701,819 for the nine months ended September 30, 2009, as compared to a net gain of $1,394,431 for the nine months ended September 30, 2008.  This decrease in net gain for the nine months ended September 30, 2009 to a net loss for the nine months ended September 30, 2009 was primarily attributable to stock-based compensation being credited to operations as a result of the expiration and cancellation of stock options during three and nine months ended September 30, 2008.

As a result of the above, the basic and diluted loss per common share was $0.01 for the three months ended September 30, 2009 and $0.16 for the nine months ended September 30, 2009, as compared to basic and diluted loss per common share of $0.08 for the three months ended September 30, 2008 and basic and diluted income per common share of $0.80 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $3,952 at September 30, 2009 and a working capital deficit of $631,653.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $2,100,000 over the next twelve months.  Over the next twelve months, we will be required to make a payment of $750,000 if we elect to increase our ownership interest in the Mineral Rights from a twenty-five percent interest to a fifty percent interest and a payment of $1,250,000 if we elect to further increase our interest in the Mineral Rights from a fifty percent interest to a seventy-five percent interest.  We anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $600,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

             Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to complete the landowner studies and environmental report and commence the mapping and geophysics and initial drilling program described above.  We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program.  In the absence of such financing, we will not be able to pursue our exploration program and cure our default of the Temasek Option Agreement, as amended.  If we do not fulfill the terms of our outstanding option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.  We are currently experiencing liquidity problems.  If we are unable to raise additional capital in the near future, management expects that we will need to further curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures and potentially cease operations.

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

Cash Used in Operating Activities

Operating activities in the nine months ended September 30, 2009 and 2008 used cash of $356,033 and $1,668,846, respectively, which reflect our recurring operating losses.  Our net loss of $701,819 for the nine months ended September 30, 2009 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the nine months ended September 30, 2009, we used $250,000 in investing activities, as compared to $37,040 used in investing activities during the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, we paid Temasek $250,000 for the acquisition of mineral rights pursuant to the Temasek Option Agreement.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the nine months ended September 30, 2009 was $117,082, as compared to $32,889 provided by financing activities during the nine months ended September 30, 2008.  There was no cash flows provided by financing activities for nine months ended September 30, 2008.  Net cash flows provided by financing activities for the nine months ended September 30, 2009 related to proceeds received from the issuance of common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to September 30, 2009 of $11,898,266 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  Before January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  We adopted SFAS No. 123(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer, Mr. Hector Ponte, and former Chief Financial Officer, Mr. Gustavo Janeiro.  Based upon that evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

None.

Item 3.        Defaults upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

Item 5.       Other Information.

None.

Item 6.        Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amazon Goldsands Ltd.

Date:	November 23, 2009

By: /s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Executive Officer and Chief Financial Officer

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

.