Form 10-K
period 2009-12-31
AMAZON GOLDSANDS LTD.
filed 2010-04-14
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of June 30, 2009, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $0.11 was:  $1,165,845

The number of shares of our common stock outstanding as of April 7, 2010 was: 36,853,585

FORM 10-K
AMAZON GOLDSANDS LTD.
DECEMBER 31, 2009

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	41

Glossary
Signature Page
Exhibit Index

Cautionary Note Regarding Forward Looking Statements

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•
risk that we fail to meet the requirements of the agreements under which we acquired our options, including any payments or any exploration obligations that we have regarding these properties, which could result in the loss of our right to exercise the options to acquire certain mining and mineral rights underlying these properties;

•	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

•	the potential for delays in exploration or development activities or the completion of feasibility studies;

•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

•	risks related to commodity price fluctuations;

•	the uncertainty of profitability based upon our history of losses;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

•	risks related to environmental regulation and liability;

•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•	risks related to tax assessments;

•	political and regulatory risks associated with mining development and exploration; and

•	other risks and uncertainties related to our prospects, properties and business strategy.

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

If you are not familiar with the mineral exploration terms used in this report, please refer to the definitions of these terms under the caption “Glossary” at the end of Item 15 of this report.

PART I

ITEM 1.      Business.

Corporate History

We were incorporated in the state of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name FinMetal Mining Ltd.  We were previously focused on the acquisition and development of our interests in the mineral rights on properties located in Finland.

In September 2008, we reorganized our operations and our current focus is on the acquisition and development of our interests in the mineral rights on properties located in northeastern Peru.  Effective June 6, 2008, we merged with our wholly-owned subsidiary, Amazon Goldsands Ltd., pursuant to Articles of Merger that we filed with the Nevada Secretary of State.  We decided to change our name to "Amazon Goldsands Ltd." to better reflect our current focus on the acquisition and development of certain mining and mineral rights underlying properties located in South America.

We allowed our options to acquire properties located in Finland to lapse and revert back to the optionors so that we can pursue the development of our interests in the mining and mineral rights to properties located in northeastern Peru.

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

Peru is located on the western coast of South America and has a population of approximately 28 million people.  It covers a geographic area of approximately 1.3 million square kilometres and is bordered by Bolivia, Brazil, Chile, Colombia and Ecuador.  Lima is the capital of Peru and its principal city with a population of approximately 7 million people.

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

Environmental Laws

The Peruvian Ministry of Energy and Mines ("MEM") regulates environmental affairs in the mining sector, including establishing environmental protection regulations; while the Office for Supervising Investment in Energy and Mining verifies environmental compliance and imposes administrative sanctions, although it is likely that in the near future these functions be assumed by the recently created Ministry of Environment.

Each stage of exploration or mining requires some type of authorization or permit, beginning with an application for an environmental permit for initial exploration and continuing with an Environmental Impact Assessment ("EIA") for mining, which includes public hearings.

For permitting purposes, exploration activities in Peru are classified in two categories:

•
Category I projects: Mining exploration activities that comprise any of the following:  (i) a maximum of twenty drilling platforms; (ii) a disturbed area of less than ten hectares considering drilling platforms, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels with a total maximum length of fifty meters.  Holders of these projects must submit an Environmental Impact Statement (“EIS”) before the MEM, which in principle, is subject to automatic approval upon its filing, and subject to subsequent (ex post) review by the latter.  Nevertheless, in any of the following cases, the project shall not be subject to automatic approval and shall necessarily obtain an express prior approval by MEM, which should be granted, in principle, within a term of two months since filing the EIS: (i) the project is located in a protected natural area or its buffer zone; (ii) the project is oriented to determining the existence of radioactive minerals; (iii) the platforms, drill holes, trenches, tunnels or other components would be located within certain specially environmental sensitive areas specified in the applicable regulations (e.g., glaciers, springs, water wells, groundwater wells, protection lands, primary woods, etc.); (iv) the project covers areas where mining environmental contingencies or non-environmental rehabilitated previous mining works, already exist.

•
Category II projects:  Mining exploration activities that comprise any of the following: (i) more than twenty drilling platforms; (ii) a disturbed area of more than ten hectares considering drilling plants, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels over a total length of fifty meters.  These projects require an authorization that are typically granted once the semi-detailed Environmental Impact Assessment (EIA) is approved by the MEM.  In general, such authorization should be able to be completed within approximately four months.

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

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.  We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies.  The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.  We will also compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Employees

We have no full-time employees at the present time.   Our sole executive officer does not devote his services full time to our operations.  We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  As of December 31, 2009, we engaged two contractors that provided work to us on a recurring basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Subsequent to the year ended December 31, 2009, we acquired a 50% interest in the issued and outstanding stock of Beardmore Holdings, Inc. ("Beardmore"), a corporation incorporated under the laws of Panama.  The remaining 50% interest in the issued and outstanding stock of Beardmore is owned by Temasek Investments Inc., a company incorporated under the laws of Panama.  Beardmore indirectly owns the mineral rights to certain properties located in Peru held by its subsidiary, Rio Santiago Minerales S.A.C.

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

As noted in our financial statements, we have incurred a net loss of $9,714,204 for the period from inception on September 5, 1997 to December 31, 2009 and have presently no source of revenue.  At December 31, 2009, we had a working capital deficit of $808,681.  As of December 31, 2009, we had cash and cash equivalents in the amount of US $4,214.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of James Stafford, Chartered Accountants for the fiscal year ended December 31, 2009 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

We own the options to acquire certain mining and mineral rights underlying certain properties and if we fail to perform the obligations necessary to exercise these options, we will lose our options and cease operations.

We hold options to acquire certain mining and mineral rights underlying properties located in northeastern Peru, subject to certain conditions.  If we fail to meet the requirements of the agreement under which we acquired such options, including any payments or any exploration obligations that we have regarding these properties, we may lose our right to exercise the options to acquire certain mining and mineral rights underlying these properties located in northeastern Peru.  If we do not fulfill these conditions, then our ability to commence or continue operations could be materially limited.  Accordingly, any adverse circumstances that affect the areas covered by these options and our rights thereto would affect us and your entire investment in shares of our common stock.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures, including ceasing operations.

We have a limited operating history and have incurred losses that we expect to continue into the future.

We have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, we have a very limited operating history upon which an evaluation of our future success or failure can be made.  We have only recently taken steps in a plan to engage in the acquisition of interests in exploration and development properties in Peru, and it is too early to determine whether such steps will prove successful.  Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

No assurance can be given that we will be able to successfully complete the purchase of mining rights to any properties, including the ones for which we currently hold options.  Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) identify and acquire gold mining properties or interests therein that ultimately have probable or proven gold reserves, (ii) sell such gold mining properties or interests to strategic partners or third parties or commence mining of gold, (iii) produce and sell gold at profitable margins, and (iv) raise the necessary capital to operate during this possible extended period of time.  At this stage in our development, it cannot be predicted how much financing will be required to accomplish these objectives.

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

We do not have enough money to complete our exploration and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We presently do not have sufficient capital to exercise our options to acquire interests in property located in Peru.  Although management believes that sources of financing are available to complete the acquisition of these property interests, no assurance can be given that these financing sources will ultimately be sufficient.  Other forms of financing, if available, may be on terms that are unfavorable to our stockholders.

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

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls, particularly those related to subsidiaries that will be doing business in Peru.  We will need to expand, train and manage our employee base.  We must carefully manage our mining exploration activities.  No assurance can be given that we will be able to timely and effectively meet such demands.

We may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and gold exploration programs.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru.  Personnel represents a significant asset, and the competition for such personnel is intense in the gold exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations, particularly in Peru.

Our officers and sole director may have conflicts of interest and do not devote full time to our operations.

Our officers and sole director may have conflicts of interest in that they are and may become affiliated with other mining companies.  In addition, our officers do not devote their full time to our operations.  Until such time that we can afford executive compensation commensurate with that being paid in the marketplace, our officers will not devote their full time and attention to our operations.  No assurance can be given as to when we will be financially able to engage our officers on a full-time basis or engage additional officers.

Because our officers and sole director are located outside of the United States, you may have no effective recourse against us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, director, experts and agents.

Our sole director and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or our sole director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Associated With Mining

All of our properties are in the exploration stage.  There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

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

If we establish the existence of a mineral reserve on any of our properties, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve and our business could fail.

If we do discover a mineral reserve on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure.  Although we may derive substantial benefits from the discovery of a reserve, there can be no assurance that it will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis.  If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Because our property interest and exploration activities in Peru are subject to political, economic and other uncertainties, situations may arise that could have a significantly adverse material impact on us.

Our activities in Peru are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations.  Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on our plans and on our ability to operate.  No assurance can be given that our plans and operations will not be adversely affected by future developments in Peru.

Because we presently do not carry title insurance and do not plan to secure any in the future, we are vulnerable to loss of title.

We do not maintain insurance against title.  Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties.  Disputes over land ownership are common, especially in the context of resource developments.  We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.  The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title.  As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business.

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our activities in Peru are subject to Peruvian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials.  Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off.  No assurance can be given that such environmental issues will not cause our operations in the future to fail.

The Peruvian and/or local government could require us to remedy any negative environmental impact.  The costs of such remediation could cause us to fail.  Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any gold mines.

We have, and will in the future, engage consultants to assist us with respect to our operations in Peru.  We are beginning to address the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with the options for the properties in Peru.  No assurances can be given that we will be successful in our efforts.  Further, in order for us to operate and grow our business in Peru, we need to continually conform to the laws, rules and regulations of such country and local jurisdiction.  It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change.  Uncertainty and new regulations and rules could dramatically increase our cost of doing business, or prevent us from conducting its business; both situations could cause us to fail.

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

Risks Relating to our Common Stock

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

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

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our shareholders therefore will have only limited recourse against the individuals.

ITEM 1B.       Unresolved Staff Comments.

None.

ITEM 2.          Properties.

Description of our Mineral Property Interests

Our properties are located in northeastern Peru and are in the exploration stage.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

Peru Property

Our property interests located in Peru are in the exploration state.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

We entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 18, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1 dated May 12, 2009 (“Amendment No. 1”) and Amendment No. 2 dated February 3, 2010 (“Amendment No. 2”) (collectively, the “Option Agreement”), in order to acquire four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru, potentially resulting in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are currently owned by Rio Santiago Minerales S.A.C. ("Rio Santiago").  Beardmore Holdings, Inc. ("Beardmore") owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  Our acquisition of each twenty-five percent interest in the Mineral Rights is structured to occur through the transfer to us of twenty-five percent of the outstanding shares of Beardmore upon the exercise of each of the four options.

A description of the Mineral Rights is set forth below:

Name	Area (ha)	Code	Title Nº	Owner
Bianka 1	1000	01-03905-08	00074599	Rio Santiago Minerales S.A.C.
Bianka 2	1000	01-03878-08	00074599	Rio Santiago Minerales S.A.C.
Bianka 3	900	01-03879-08	00074599	Rio Santiago Minerales S.A.C.
Bianka 4	1000	01-03883-08	00074599	Rio Santiago Minerales S.A.C.
Bianka 6	1000	01-03881-08	00074599	Rio Santiago Minerales S.A.C.
Bianka 7	1000	01-03888-08	00074599	Rio Santiago Minerales S.A.C.
Dalma 1	1000	01-03859-08	00074599	Rio Santiago Minerales S.A.C.
Dalma 2	1000	01-03863-08	00074599	Rio Santiago Minerales S.A.C.
Dalma 3	1000	01-03857-08	00074599	Rio Santiago Minerales S.A.C.
Dalma 4	800	01-03865-08	00074599	Rio Santiago Minerales S.A.C.
Dalma 5	500	01-03866-08	00074599	Rio Santiago Minerales S.A.C.
Dorotea 1	1000	01-03909-08	00074599	Rio Santiago Minerales S.A.C.
Dorotea 2	900	01-03906-08	00074599	Rio Santiago Minerales S.A.C.
Dorotea 3	1000	01-03904-08	00074599	Rio Santiago Minerales S.A.C.
Dorotea 4	800	01-03908-08	00074599	Rio Santiago Minerales S.A.C.
Dorotea 5	1000	01-03910-08	00074599	Rio Santiago Minerales S.A.C.
Dorotea 6	1000	01-03901-08	00074599	Rio Santiago Minerales S.A.C.
Dorotea 7	1000	01-03899-08	00074599	Rio Santiago Minerales S.A.C.

We exercised the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights, by paying Temasek a total of $500,000 and issuing 2,500,000 shares of our common stock to Temasek on or about January 12, 2009 in accordance with the terms of the Option Agreement.

We exercised the second twenty-five percent option, which resulted in our acquisition of an aggregate fifty percent interest in the Mineral Rights, by paying Temasek a total of $750,000 and issuing 3,500,000 shares of our common stock to Temasek on or about March 22, 2010 in accordance with the terms of the Option Agreement.

Under the terms of the Option Agreement, as amended, we could have exercised the third, twenty-five percent option, resulting in our acquisition of a seventy-five percent interest in the Mineral Rights, after fulfilling the following conditions:

•	Complete the exercise of the second, twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights;

•
Issuance of 5,000,000 shares of our common stock to Temasek, or whoever persons Temasek indicates, by March 5, 2010, which is within 30 days of the effective date of Amendment No. 2 (which shares were issued on March 9, 2010);

•	Payment of $250,000 to the order and the direction of Temasek by March 5, 2010, which is within 30 days of the effective date of Amendment No. 2 (which payment was made on March 22, 2010); and

•	Payment of $1,000,000 to the order and the direction of Temasek on or before March 18, 2010, which is within eighteen months of the Effective Date.

We could have exercised the fourth, twenty-five percent option, resulting in our acquisition of a one hundred percent interest in the Mineral Rights, after fulfilling the following conditions by March 18, 2010, which is within eighteen months of the Effective Date:

•	Exercise and complete the initial, second, and third, twenty-five percent options;

•	Payment of an additional amount $2,500,000 to Temasek; and

•	Issuance of 5,500,000 additional shares of common stock to Temasek.

As of the end of the first quarter of 2010, we did not have sufficient financing to be able to make the required cash payments to exercise the third and fourth twenty-five percent options within the time period set forth in the Option Agreement.  We are in negotiations with Temasek to enter into another amendment to the Option Agreement in order to revise the terms required for us to exercise the third and fourth twenty-five percent options.  There can be no assurance that we will be successful in amending the Option Agreement or securing the necessary funding to exercise the third or fourth twenty-five percent options.  In the event that we are unable to enter into another amendment to the Option Agreement, our ownership interest in the Mineral Rights would be limited to our fifty percent interest, we would lose our ability to acquire the third and fourth twenty-five percent options to acquire an aggregate seventy-five and one hundred percent interest in the Mineral Rights, respectively, and not be entitled to recover the $250,000 paid and 5,000,000 shares of our common stock issued as partial consideration for the exercise of the third twenty-five percent option.

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

If we exercise the second, twenty-five percent option, resulting in our acquisition of a fifty percent interest in the Mineral Rights, but fail to acquire a one hundred percent interest in the Mineral Rights, the Option Agreement provides that we and Temasek will form a joint venture for the purpose of placing the Peru Property into commercial production.  In the event that this condition is satisfied and we enter into a joint venture with Temasek, out responsibilities under the joint venture would include developing a feasible mining project and all necessary facilities, and Temasek shall retain a carried free interest in the mining rights.  If we enter into a joint venture with Temasek, but do not develop a feasible mining project within three years of the Effective Date (or by September 18, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

Planned Exploration Program

An exploration base is being set up in the town of Saramiriza, which is located in the center of the Manseriche alluvial camp on the western bank of the Marañón.

Provided we are successful in securing additional financing, we intend to conduct a seismic survey along selected lines across the Marañón gravels in order to define the gravel-bedrock contact.  This information is needed to plan a drilling program and to assist with locating drill collar positions.  The selection of seismic lines will be made on the basis of interpretation of aerial photos and satellite images, as well as from reconnaissance-scale mapping of sedimentary features.  Scout drilling utilizing churn drills will be undertaken on favorable areas, and anomalous zones will be followed up with reverse circulation drilling (Becker) in order to fully develop resources and reserves.

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

We intend to collect by backhoe and excavator a number of bulk samples for metallurgical testing, and to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within an eighteen month period.  Permitting work will be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.  If we are able to secure sufficient additional financing, we anticipate that we will commence shortly thereafter the mapping and geophysics with the initial drilling to follow.

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

Activity	USD 000s
MINERAL PROPERTY COSTS:
Annual Fee	50
Surface Rights Access	15
EXPLORATION
Mapping	25
Geophysics – Seismic	50
DRILLING
Churn Drilling	200
TECHNICAL SERVICES
Consultants	90
Personnel	100
CAMP AND FIELD EXPENSES
Camp	100
Field	75
TRANSPORT AND LOGISTICS
Air Transport	90
Water Transport	40
Ground Transport	25
EQUIPMENT & PERMITTING	55
COMMUNITY OUTREACH	25
ADMINISTRATION NEW BUSINESS	75
TOTAL	1,015

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
N
AMAZON
GOLD SANDS

The specific location of the Mineral Rights is indentified on the map below:

Previous Exploration History

According to reports publicly available, the first record of gold production from the Manseriche camp was in the 1940’s, when a German-owned company operated a dragline on the Rio Marañón river.  Since then, Canadian, Brazilian, Swiss and Peruvian interests have operated various types of equipment on the Rio Marañón river with various degrees of success.

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

Such large-scale alluvial gold fields tend to form in environments associated with convergent plate boundaries, particularly at the interface between fold belts and foreland basins.  An essential requirement for the development of such gold deposits is a gold-rich hinterland and a river system that can transfer gold from the zone of production in the upper reaches of the drainage basin, along the main trunk of the river system to the zone of deposition, usually where the river profile flattens-out at the limit between the highlands and alluvial plains.  The Manseriche camp is indeed located exactly at such a juncture.

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

ITEM 3.    Legal Proceedings.

None.

ITEM 4.    Removed.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTCBB under the symbol “AZNG.”  Prior to June 9, 2008, when we operated under the name FinMetal Mining Ltd., we were quoted on the OTCBB under the symbol “FNMM.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2009
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2009	$0.40	$0.11
June 30, 2009	$0.18	$0.06
September 30, 2009	$0.27	$0.11
December 31, 2009	$0.26	$0.13

Fiscal Year Ended December 31, 2008
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2008	$0.199	$0.041
June 30, 2008	$0.95	$0.045
September 30, 2008	$0.70	$0.20
December 31, 2008	$0.55	$0.15

Holders of Common Stock

As of December 31, 2009, we had approximately ninety-nine (99) holders of record of our common stock.  Several other shareholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) in April 2007.  The number of shares of common stock issuable under the Stock Incentive Plan was reduced from 10,000,000 shares to 500,000 shares resulting from the one share-for-twenty shares reverse stock split of our Common Stock (“reverse split”) which became effective at the close of business on June 6, 2008.  As of December 31, 2009, there were no outstanding awards granted under the Stock Incentive Plan.  After an adjustment to give effect to the reverse split, 500,000 shares remain available under the Stock Incentive Plan for future equity grants as of December 31, 2009.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders 1	-	-	500,000
Total	-	-	500,000
_______________________

1	The Stock Incentive Plan was approved by our board of directors in April 2007 and 500,000 shares remain available for future awards under the Stock Incentive Plan as of December 31, 2009.

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

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

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

For the Years Ended December 31, 2009 and 2008

Revenues

We have not generated any revenues from our operations in either of the past two fiscal years.

Operating Expenses

We reported operating expenses in the amount of $829,031 for the year ended December 31, 2009, compared to a credit balance of operating expenses of $964,069 for the year ended December 31, 2008.  Operating expenses were significantly lower for the year ended December 31, 2008, as compared to the year ended December 31, 2009, as a result of stock-based compensation being credited back to operations in the amount of $2,048,882 for the year ended December 31, 2008 attributable the cancellation of stock options during the reporting period.  Excluding consulting and management fees, which include stock-based compensation, operating expenses for the year ended December 31, 2009 decreased to $458,315 from $1,084,813 for the year ended December 31, 2008.

This decrease in reported expenses was primarily attributable to a decrease in mineral property exploration expenditures and expenses associated with investor communication and promotion activities.  We incurred property exploration expenditures of $191,937, for the year ended December 31, 2009, compared to $380,685 for the year ended December 31, 2008.  The decrease in mineral property exploration expenditures is attributable to management’s decision not to proceed with the exercise of options to acquire certain mineral property interests located in Finland.  Our expenditures were also lower as a result of our limited resources during the reporting period. We incurred investor communication and promotion expenditures of $61,347, for the year ended December 31, 2009, compared to $251,304 for the year ended December 31, 2008.  The decrease in investor communication and promotion expenditures is attributable to management curtailing these expenditures due to our limited resources.

Other Items

We reported other loss of $8,597 for the year ended December 31, 2009 and other income of $18,996 for the year ended December 31, 2008.  Other income during the year ended December 31, 2008 consisted of interest income, forgiveness of debt and the expense for the write-down of assets.

Net (Income) Loss

We had net income of $1,482,243 for the year ended December 31, 2009, as compared to net income of $983,065 for the year ended December 31, 2008.  We had a future income tax recovery of $2,319,871 as a result of applying previously unrecognized future income tax assets against the future income tax liability from the acquisition of Beardmore Holdings, Inc.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $4,214, compared to $492,903 at December 31, 2008, and a working capital deficit of $808,681, compared to working capital of $186,455 at December 31, 2008.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $1,015,000 over the next twelve months.  We will be required to make a payment of at least $1,000,000 if we are able to increase our ownership interest in the Mineral Rights from a fifty percent interest to a seventy-five percent interest and a payment of at least $2,500,000 if we are able to further increase our interest in the Mineral Rights from a seventy-five percent interest to a one hundred percent interest.  We anticipate spending approximately $70,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $840,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the year ended December 31, 2009 and 2008 used cash of $307,740 and $1,790,069, respectively, which reflect our recurring operating losses.  General and administrative expenses, including mineral property exploration expenditures, for year ended December 31, 2009 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the year ended December 31, 2009, we used $298,031 in investing activities, as compared to $288,467 used in investing activities during the year ended December 31, 2008.  For the year ended December 31, 2009, we expended $249,422 for the acquisition of mineral rights and $48,609 on mineral property exploration, as compared to $8,467 for purchase of equipment, $30,000 for website development costs and $250,000 for the acquisition of mineral rights for the year ended December 31, 2008.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the year ended December 31, 2009 was $117,082, all of which was from received from subscriptions for shares of our common stock.  Net cash flows provided by financing activities for the year ended December 31, 2008 was $613,583, all of which was from proceeds from the issuance of common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to December 31, 2009 of $9,714,204 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash and cash equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2009, the Company has cash and cash equivalents in the amount of $4,214 (December 31, 2008 – $492,903).

Website and software development costs

We recognize the costs incurred in the development of our website in accordance with ASC 350-50, “Website Development Costs”.  Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years on a straight line basis.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.

Property and equipment

Furniture, computer equipment, office equipment and computer software are carried at cost and are amortized over their estimated useful lives as follows:

Furniture, computer and office equipment             30%
Computer software                                                   100%

The property and equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

Mineral property costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  At the end of each fiscal quarter end, we assess the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

As of the date of these consolidated financial statements, we have not established any proven or probable reserves on our mineral properties and incurred only acquisition and exploration costs.

Although we have taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Environmental costs

Environmental expenditures that are related to current operations are charged to operations or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our commitments to a plan of action based on the then known facts.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at December 31, 2009 and 2008, we have no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Foreign currency translation

Our functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

Effective January 1, 2006, we adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  We adopted ASC 718 using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.   Adoption of ASC 718 does not change the way we account for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

Basic and diluted net income (loss) per share

We compute net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We provide for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value.  Fair value is generally determined using a discounted cash flow analysis.

Asset retirement obligations

We have adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  ASC 410 requires us to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  As at December 31, 2009 and 2008, the Company does not have any asset retirement obligations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

Financial instruments

The carrying value of cash and cash equivalents and accounts payable approximates their fair value because of the short maturity of these instruments.  Our operations are in Peru and Canada and virtually all of our assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  Our financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, we do not use derivative instruments to reduce its exposure to foreign currency risk.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  We are currently assessing the potential impact of IFRS on our consolidated financial statements and will continue to follow the proposed roadmap for future developments.

Changes in Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed our references to GAAP accounting standards but did not impact our results of operations, financial position or liquidity.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The new guidance was effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  We will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets.  The new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combinations” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.    The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on our results of operations, financial position or cash flows.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective January 1, 2010. We do not expect that the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale acconting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective January 1, 2010.  We do not expect that the adoption of SFAS No. 166 will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective January 1, 2010.  We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Other ASUs that have been issued or proposed by the FASB ASC that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

ITEM 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.      Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.        Other Information.

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name	Age	Position	Served Since
Kenneth Phillippe	58	Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer	2009
John Keenan	61	Vice President of Exploration	2008
Robert Van Tassell	74	Director	2006

Kenneth Phillippe.  Mr. Phillippe previously served as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer from October 2006 to September 2008. Mr. Phillippe is a Chartered Accountant with over 25 years experience working with public companies in the capacities of director, officer, financial advisor or consultant. Mr. Phillippe obtained a Bachelor of Commerce degree from the University of British Columbia in 1976. He articled with Thorne Riddell (now KPMG) and obtained his professional accounting designation in 1981. In 1982, Mr. Phillippe established his own accounting practice. Between February 2000 and August 2005 he served in various positions including director, officer and chair of the audit committee of MDX Medical Inc., a Vancouver-based medical device company. Between January and December 2006, Mr. Phillippe served as chief financial officer of Columbia Goldfields Ltd., a junior gold mining company that is a reporting company under the Exchange Act. Since March 2006, Mr. Phillippe has served as Chief Financial Officer of Exchequer Resource Corp. (TSX-V (NEX)). Since October 2006, Mr. Phillippe has served as Chief Financial Officer and Secretary of Bold Ventures Inc., which was listed on the TSX-V on October 29, 2007. In addition, Mr. Phillippe has served as the Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer of Constitution Mining Corp. since May 14, 2009 and previously held these positions from December 13, 2007 to August 20, 2008.

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

                 Robert Van Tassell.  Mr. Van Tassell has served on our Board of Directors since December 2006. Mr. Van Tassell has been involved in the Canadian mining industry for over fifty years. Before retiring from full-time ventures in 1998, he spent the prior sixteen years (1982-1998) as Vice President of Exploration for the precious metals venture Goldcorp Inc., formerly known as Dickenson Mines. Exploration teams led by Mr. Van Tassell are credited with such significant discoveries as the Husky Mine, the Minto copper deposit currently being mined by Captstone Mining , and more recently, Goldcorp's High Grade Zone. From 1984 through 1993, Mr. Van Tassell served as a board member of the Prospectors and Developers Association of Canada (PDAC), including as Chairman of the PDAC's Program and Environmental Committees. Mr. Van Tassell also served as a director of the Yukon Chamber of mines for eleven years, two of them as President. He served four terms on the board of the Northern Resource Conferences, two of them as Chairman, and has taught introductory and advanced prospecting courses for the Chamber of Mines. He is a Life Member of the CIM and a member of the Geological Association of Canada.

Mr. Van Tassell has been credited with leading the discovery of several mines in Canada and has served as Vice President of Exploration with a world leading mining company.  Mr. Van Tassell brings to our Board a depth of understanding as to our company’s business, history and organization and the various challenges we face in the current economic environment.

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Board vacancies are filled by a majority vote of the Board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Audit Committee

We do not have a separately-designated standing audit committee.  The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of that would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2009, the Board:

•	Reviewed and discussed the audited consolidated financial statements with management, and

•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited consolidated financial statements for the year ended December 31, 2009 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert.  Currently, there is only one director serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert," but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.  While our current director does not meet the qualifications of an "audit committee financial expert," he has, by virtue of his past employment experience, knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfills his duties and responsibilities in the absence of such an expert.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions: Mr. Phillippe failed to file his initial report on Form 3 in a timely fashion during fiscal 2009.

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

ITEM 11.     Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2009 and 2008:

Summary Compensation Table

Name (a)	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)
Hector Ponte Former CEO, Former President (3)	2009 2008	- -	- -	- -	- -	58,435 -	58,435 -
Carlos Stocker Former CFO, Former Secretary, Former Treasurer (4)	2009 2008	- -	- -	- -	- -	- -	- -
John Keenan Vice President of Exploration	2009 2008	- -	- -	- -	- -	- -	- -
Gustavo Janeiro Former CFO, Former Secretary, Former Treasurer (5)	2009 2008	- -	- -	- -	- -	- -	- -
Kenneth Phillippe CEO, CFO, Secretary, Treasurer (6)	2009 2008	- -	- -	- -	- -	37,800 37,830	37,800 37,830
___________
(1)	No executive officers received any salary or bonus during the fiscal years ended December 31, 2009 or 2008.

(2)	The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to consulting fees paid during 2008.

(3)	Mr. Ponte served as our Chief Executive Officer from July 24, 2008 until his resignation on November 9, 2009.

(4)	Mr. Stocker served as our Chief Financial Officer, Secretary, and Treasurer from September 18, 2008 until his resignation on June 3, 2009.

(5)	Mr. Janeiro served as our Chief Financial Officer, Secretary, and Treasurer from July 2, 2009 until his resignation from this position on November 9, 2009.

(6)
Mr. Phillippe served as our Treasurer, Chief Financial Officer and Secretary from October 25, 2006 until his resignation on September 18, 2008.  On November 17, 2009, he was appointed as our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, President, Secretary, and Treasurer.

Compensation Components

Base Salary.  At this time, we do not compensate our executive officers by the payment of salaries.

Bonuses.  At this time, we do not compensate our executive officers by the payment of bonus compensation.

Stock Options.  Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock options to our executive officers during 2009.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Other. At this time, we have no profit sharing plan in place.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to any of our named executive officers at December 31, 2009.

Stock Option Plans

In 2007, our Board adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan authorizes us to reserve shares for future grants under it, of which 500,000 shares remain available for issuance.

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

Equity Compensation Plan Information
as of December 31, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	-	$-	500,000
Total	-	$-	500,000

Compensation of Directors

           Our directors did not receive any compensation for their service during the year ended December 31, 2009.  No options were granted or exercised in 2009.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 7, 2010, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers
Kenneth Phillippe	0	-	-
John Keenan	0	-	-
Robert Van Tassell	5,000	-	*
All current directors and executive officers as a group (three persons)	5,000	-	*
More Than 5% Beneficial Owners
Temasek Investments Inc. Suite 1-A, #5 Calle Eusebio A. Morales El Cangrejo, Panama City Panama	2,500,000	-	6.8%

*	Represents less than 1% of the class.
(1)	Unless otherwise provided, the address of each person is c/o Jiron Caracas 2226, Jesús María, Lima 11, Perú

(2)	Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.

(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of March 10, 2010.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of Amazon Goldsands Ltd. common stock that are issuable upon the exercise of stock options exercisable within 60 days of April 7, 2010. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

As described above in Item 2 of this annual report, we entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 18, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1 dated May 12, 2009 (“Amendment No. 1”) and Amendment No. 2 dated February 3, 2010 (“Amendment No. 2”) (collectively, the “Option Agreement”).  Pursuant to the Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the "Mineral Rights") in certain properties in Peru (the “Peru Property”) potentially resulting in our acquisition of one hundred percent of the Mineral Rights.  We exercised the initial option to acquire a twenty-five percent interest in the Mineral Rights by paying to Temasek a total of $500,000 and issuing to Temasek 2,500,000 shares of our common stock, which resulted in Temasek owning more than 5% of our common stock.  On June 23, 2009, we issued 3,500,000 shares of our common stock to Temasek and its designees as partial consideration for the exercise of the second twenty-five percent option to acquire an aggregate fifty percent interest in the Mineral Rights.  On March 9, 2010 we issued 5,000,000 shares of our common stock to Temesak and its designees and paid Temasek $1,000,000 on March 22, 2010.  In order to acquire one hundred percent of the Mineral Rights, we will be required to pay Temasek an aggregate of an additional $3,500,000 in cash and 5,500,000 shares of our common stock.

ITEM 14.     Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by James Stafford, Chartered Accountants and by I Vellmer Inc., Chartered Accountants for professional services for the fiscal year ended December 31, 2009 and for professional services for the fiscal year ended December 31, 2008:

	Fiscal 2009 Fees	Fiscal 2008 Fees
Fee Category
Audit Fees	$34,214	$46,467
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$34,214	$46,467

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2009 and 2008, these services included administrative services.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of James Stafford, Chartered Accountants on the consolidated financial statements of the Company for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended December 31, 2009 and December 31, 2008 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal year ended December 31, 2009, there were no disagreements with James Stafford, Chartered Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to James Stafford, Chartered Accountants’ satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such period.  During our fiscal year ended December 31, 2008, there were no disagreements with I Vellmer Inc., Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to I Vellmer Inc., Chartered Accountants’ satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its report on the consolidated financial statements for such periods.

During our fiscal years ended December 31, 2009 and 2008, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements	Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets - December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007 and from Inception on September 5, 1997 to December 31, 2009	F-3

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 and from Inception on September 5, 1997 to December 31, 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity from Inception on September 5, 1997 to December 31, 2009	F-5

Notes to Consolidated Financial Statements	F-6

James Stafford

James Stafford, Inc.
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Amazon Goldsands Ltd.

We have audited the accompanying consolidated balance sheet of Amazon Goldsands Ltd. (An Exploration Stage Company) (the “Company”) as at 31 December 2009, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of 31 December 2008 and 2007 were audited by other auditors whose reports dated 31 March 2009 and 4 April 2008, respectively, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2009 and the results of its operations, its cash flows and its changes in stockholders’ equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ James Stafford
Chartered Accountants
Vancouver, Canada

15 March 2010, except for Note 14, as to which the date is 29 March 2010.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 December 2009	As at 31 December 2008
	$	$
Assets

Current
Cash and cash equivalents (Note 2)	4,214	492,903
Taxes recoverable	-	4,394
Prepaid expenses and deposit	-	1,962

	4,214	499,259

Mineral property interests (Note 4)	7,361,401	875,000

Property and equipment (Note 5)	17,125	25,964

Website development cost (Note 6)	10,833	24,167

	7,393,573	1,424,390

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	812,895	312,804

Due to related parties (Note 8)	109,767	-

	922,662	312,804

Stockholders’ equity
Common stock (Note 7)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
31 December 2009 – 13,103,585 common shares, par value $0.00001
31 December 2008 – 4,191,252 common shares, par value $0.00001	131	42
Share subscriptions received in advance (Note 7)	-	613,583
Additional paid in capital	12,809,984	11,694,408
Deficit, accumulated during the exploration stage	(9,714,204)	(11,196,447)

	3,095,911	1,111,586

Non-controlling interest (Note 13)	3,375,000	-

	6,470,911	1,111,586

	7,393,573	1,424,390
Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 9) and Subsequent Events (Note 14)

The accompanying notes are an integral part of the consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 September 1997 to 31 December 2009 (Unaudited)	For the year ended 31 December 2009	For the year ended 31 December 2008	For the year ended 31 December 2007
	$	$	$	$
Expenses
Amortization – property and equipment	32,484	8,839	13,777	9,004
Amortization – website development cost	29,168	13,334	11,667	3,334
Bank charges and interest	9,597	1,516	2,838	2,246
Consulting and management fees (recovery) (Note 8)	4,931,292	370,716	(2,048,882)	6,282,962
Foreign exchange (gain) loss	20,831	4,485	(2,412)	(1,235)
Investor communication and promotion	618,571	61,347	251,304	262,776
Office and administrative (recovery)	116,335	(6,512)	47,665	43,032
Professional fees	576,211	139,927	211,165	161,509
Rent	54,416	12,000	18,806	15,438
Telephone	54,659	276	19,257	30,598
Transfer agent and filing fees	42,290	5,048	4,984	10,778
Travel and accommodation	377,754	1,118	105,077	172,533
Website maintenance	66,000	25,000	20,000	18,000
Mineral property exploration expenditures	5,235,144	191,937	380,685	2,583,124

Net operating income (loss) before other items	(12,164,752)	(829,031)	964,069	(9,594,099)

Other items
Forgiveness of debt	39,000	-	15,000	-
Gain on sale of oil and gas property	10,745	-	-	-
Interest income	102,561	-	9,510	82,642
Recovery of expenses	4,982	-	-	-
Write-down of incorporation cost	(12,500)	-	-	-
Write-down of assets	(14,111)	(8,597)	(5,514)	-

Net operating income (loss) before income taxes	(12,034,075)	(837,628)	983,065	(9,511,457)

Future income tax recovery	2,319,871	2,319,871	-	-

Net operating income (loss) and comprehensive income (loss) for the period	(9,714,204)	1,482,243	983,065	(9,511,457)

Basic and diluted income (loss) per common share		0.15	0.39	(5.40)

Weighted average number of common shares used in per share calculations		10,110,386	2,537,534	1,762,782

The accompanying notes are an integral part of the consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 September 1997 to 31 December 2009 (Unaudited)	For the year ended 31 December 2009	For the year ended 31 December 2008	For the year ended 31 December 2007
	$	$	$	$
Cash flows used in operating activities
Net income (loss) for the period	(9,714,204)	1,482,243	983,065	(9,511,457)
Adjustments to reconcile income (loss) to net cash used by operating activities
Amortization	61,652	22,173	25,444	12,338
Consulting fees	40,200	-	-	-
Forgiveness of debt	(24,000)	-	-	-
Future income tax recovery	(2,319,871)	(2,319,871)	-	-
Gain on sale of oil and gas property	(10,745)	-	-	-
Mineral property acquisition	1,816,000	-	3,940	536,000
Stock-based compensation (recovery)	3,587,000	-	(2,519,736)	5,960,016
Write-down of assets	3,940	-	-
Changes in operating assets and liabilities
(Increase) decrease in taxes recoverable	-	4,394	14,832	(4,981)
(Increase) decrease in exploration program advances	-	-	87,600	(87,600)
Decrease in prepaid expenses and deposits	-	1,962	3,761	58,187
Increase (decrease) in accounts payable and accrued liabilities	763,098	450,294	(334,610)	590,723
Increase (decrease) in due to related parties	51,065	51,065	(54,365)	(39,198)

	(5,745,865)	(307,740)	(1,790,069)	(2,485,972)

Cash flows from financing activities
Shares subscriptions received in advance	-	(613,583)	613,583	-
Cost of repurchase of common stock	(1,000)	-	-	-
Proceeds from issuance of common stock, net of share issue costs	6,371,915	730,665	-	2,832,550

	6,370,915	117,082	613,583	2,832,550
Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-
Oil and gas exploration	(22,609)	-	-	-
Mineral property exploration	(48,609)	(48,609)	-	-
Business acquisition, net of cash received	(499,422)	(249,422)	(250,000)	-
Purchase of equipment	(53,550)	-	(8,467)	(37,536)
Website development cost	(40,000)	-	(30,000)	-

	(620,836)	(298,031)	(288,467)	(37,536)

Increase (decrease) in cash and cash equivalents	4,214	(488,689)	(1,464,953)	309,042

Cash and cash equivalents, beginning of period	-	492,903	1,957,856	1,648,814

Cash and cash equivalents, end of period	4,214	4,214	492,903	1,957,856

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of the consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$

Balance at 5 September 1997 (inception)	-	-	-	-	-	-	-
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	-	-	1,000
Net loss for the period	-	-	-	-	-	(2,522)	(2,522)

Balance at 30 September 1997	4,000	1	999	-	-	(2,522)	(1,522)
Common shares issued for acquisition of oil and gas properties ($25 per share)	400	-	10,000	-	-	-	10,000
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	-	-	1,000
Net loss for the year	-	-	-	-	-	(1,246)	(1,246)

Balance at 30 September 1998	8,400	2	11,998	-	-	(3,768)	8,232
Common shares issued for cash ($25 per share)	4,000	1	99,999	-	-		100,000
Common shares repurchased for cash ($0.25 per share)	(4,000)	(1)	(999)	-	-	-	(1,000)
Net loss for the year	-	-	-	-	-	(9,569)	(9,569)

Balance at 30 September 1999	8,400	2	110,998	-	-	(13,337)	97,663
Net loss for the year	-	-	-	-	-	(34,290)	(34,290)

Balance at 30 September 2000	8,400	2	110,998	-	-	(47,627)	63,373
Net loss for the year	-	-	-	-	-	(14,296)	(14,296)

Balance at 30 September 2001	8,400	2	110,998	-	-	(61,923)	49,077
Net income for the year	-	-	-	-	-	10,954	10,954

Balance at 30 September 2002	8,400	2	110,998	-	-	(50,969)	60,031
Net income for the year	-	-	-	-	-	2,387	2,387

Balance at 30 September 2003	8,400	2	110,998	-	-	(48,582)	62,418
Common shares issued for cash ($1.50 per share) and for services ($6 per share)	8,569	1	62,699	-	-	-	62,700
Donated capital	-	-	5,000	-	-	-	5,000
Net loss for the year	-	-	-	-	-	(64,175)	(64,175)

Balance at 30 September 2004	16,969	3	178,697	-	-	(112,757)	65,943
Donated capital	-	-	3,000	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(7,750)	(7,750)

Balance at 31 December 2004	16,969	3	181,697	-	-	(120,507)	61,193
Common shares repurchased ($0.25 per share)	(4,000)	(1)	(999)	-	-	-	(1,000)
Donated capital	-	-	8,200	-	-	-	8,200
Net loss for the year	-	-	-	-	-	(40,652)	(40,652)

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	27,741

The accompanying notes are an integral part of the consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	-	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	-	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	-	1,592,565
Common shares issued for cash ($25 per unit) (Note 7)	121,800	1	2,944,578	-	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	-	(212,450)
Warrants issued (Note 7)	-	-	100,421	-	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share) (Note 7)	46,250	1	1,341,249	(1,341,250)	-	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share (Notes 4, 7 and 11)	20,000	1	535,999	-	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	-	(9,511,457)

Balance at 31 December 2007	1,722,502	18	14,314,963	(725,796)	-	(12,179,512)	-	1,409,674
Stock-based compensation (Note 7)	-	-	-	725,796	-	-	-	725,796
Stock awards cancelled (Note 7)	(31,250)	(1)	1	-	-	-	-	-
Stock options forfeited (Note 7)	-	-	(3,245,532)	-	-	-	-	(3,245,532)
Common shares issued for acquisition of mineral rights ($0.25 per share) (Notes 4, 7 and 11)	2,500,000	25	624,975	-	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	-	613,583
Net income for the year	-	-	-	-		983,065	-	983,065

Balance at 31 December 2008	4,191,252	42	11,694,408	-	613,583	(11,196,447)	-	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 7)	5,412,333	54	811,796	-	(613,583)	-	-	198,267
Share issue costs	-	-	(81,185)	-	-	-	-	(81,185)
Common shares issued for acquisition of mineral rights ($0.11 per share) (Notes 4, 7 and 11)	3,500,000	35	384,965	-	-	-	-	385,000
Business acquisition	-	-	-	-	-	-	3,375,000	3,375,000
Net income for the year	-	-	-	-	-	1,482,243	-	1,482,243

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911

The accompanying notes are an integral part of the consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

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

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006.  The Company also follows ASC 810-10 “Consolidation” and fully consolidates the assets, liabilities, revenues and expenses of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the law of Panama.  The Company owns a 25% interest in Beardmore.  It recognizes the other owner’s equity under the heading non-controlling interest (Note 13).

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s consolidated financial statements as at 31 December 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had income of $1,482,243 for the year ended 31 December 2009 (31 December 2008 – $983,065) and has a working capital deficit of $808,681 at 31 December 2009 (31 December 2008 – working capital of $186,455).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  As at 31 December 2009, the Company’s assets only consisted of cash and cash equivalents in the amount of $4,214. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 31 December 2010.  Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources.  Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so.  If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 December 2009, the Company has cash and cash equivalents in the amount of $4,214 (31 December 2008 – $492,903).

Website and software development costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with ASC 350-50, “Website Development Costs”.  Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years on a straight line basis.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.

Property and equipment

Furniture, computer equipment, office equipment and computer software are carried at cost and are amortized over their estimated useful lives at rates as follows:

Furniture, computer and office equipment	30%
Computer software	100%

The property and equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information  about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Mineral property costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Environmental costs

Environmental expenditures that are related to current operations are charged to operations or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 December 2009 and 2008, the Company does not have any asset retirement obligations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

Financial instruments

The carrying value of cash and cash equivalents and accounts payable approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Peru and Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

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

Changes in accounting policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009.  The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

In December 2007, the FASB issued revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combinations” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The new guidance was effective for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

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

Other ASUs that have been issued or proposed by the FASB ASC that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.	Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as at 31 December  2009 are amounts due to a director and to an officer of the Company of $42,224 (31 December 2008 – $Nil).  The amounts are non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 31 December 2009 is an amount due to a Company with directors and officers in common with the Company of $88,435 (31 December 2008 – $30,000).  The amount is non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 31 December 2009 is an advance received from a former officer of the Company of $28,084 (31 December 2008 – $28,084).  The amount is non-interest bearing, unsecured and has no fixed terms of repayment.

4.	Mineral Property Interests

The Temasek Properties

Effective 18 September 2008 (the “Effective Date”), the Company entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama  (the “Temasek Agreement”).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Pursuant to the Temasek Agreement, the Company acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mineral rights in Peru potentially resulting in the acquisition of 100% of the mineral rights (the “Mineral Rights”).  The Mineral Rights are owned by Rio Santiago Minerales S.A.C. (“Rio Santiago”).  Beardmore, a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to the Company of 25% of the outstanding shares of Beardmore (Note 13).

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	Pay $250,000 (paid) to Temasek on the date the Agreement is executed;
•	Issue 2,500,000 common shares (issued) of the Company to Temasek within five business days from the Effective Date (Notes 7 and 11); and
•	Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  Under the Second Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquision of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Amending Temasek Agreement within 30 days from the Effective Date:

•	Exercise and complete the initial 25% option (completed);
•	Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Notes 7 and 11); and
•	Pay an additional $750,000 to Temasek by 5 March 2010 (not paid) (Note 14).

The Company may exercise the third 25% option resulting in the acquisition of a 75% interest in the Mineral Rights after fulfilling the following conditions by 5 March 2010:

•	Exercise and complete the initial and second 25% options (not completed) (Note 14);
•	Pay an additional $250,000 to Temasek by 5 March 2010 (not paid) (Note 14); and
•	Issue 5,000,000 additional common shares of the Company to Temasek by 5 March 2010 (not issued) (Note 14);
•	Pay an additional $1,000,000 to Temasek by 18 March 2010 (not paid) (Note 9).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

The Company may exercise the fourth and final 25% option resulting in the acquisition of a 100% interest in the Mineral Rights after fulfilling the following conditions by 18 March 2010 (Note 9):

•	Exercise and complete the initial, second and third 25% options (not completed);
•	Pay an additional $2,500,000 to Temasek (not paid); and
•	Issue 5,500,000 additional common shares of the Company to Temasek (not issued).

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

If the Company exercises the second 25% option, resulting in the Company’s acquisition of a 50% interest in the Mineral Rights, and fails to acquire a 100% interest in the Mineral Rights, the Company and Temasek will form a joint venture in which the Company will be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek shall retain a carried free interest in the mining rights.  If the Company does not develop a feasible mining project within three years from the Effective Date, the Company will be responsible to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek’s net returns royalty.

Temasek became a significant shareholder of the Company through the issuance of the 2,500,000 common shares on exercise of the option to acquire the initial 25% interest in the Mineral Rights and an additional 3,500,000 common shares on exercise of the partial payment toward the exercise of the option to acquire the second 25% interest (Note 7).

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

The Magnus Properties

Pursuant to an agreement dated 6 October 2006 with Magnus Minerals Oy (“Magnus”), a company in which the Company’s former president has an ownership interest, the Company had the option to acquire a 100% interest in four different mineral properties (Petrovaara, Poskijarvi-Kokka, Rautavaara and Tainiovaara) by paying option payments for a total of €1,000,000 in cash for each property over a period of four years (the “Magnus Agreement”).  The option payments were to be paid annually at the beginning of each year as follows:

•	First year of €100,000 (paid);
•	Second year of €100,000;
•	Third year of €300,000; and
•
Fourth year of €500,000 per property for a total of €4,000,000 if all four properties are acquired fully; and by making a work commitment of €1,000,000 on each property, of which 25% must be conducted annually.

All properties were subject to a 2% net smelter return.

The first year payments for all four properties totaling $523,400 (€400,000) were paid during the year ended 31 December 2006.  The due date of the second option payment of €100,000 with respect to the Rautavaara Property was extended pursuant to an amendment agreement to 30 April 2008 in consideration of a €10,000 extension payment (paid) and payment of applicable government and landowner payments according to Finnish law (paid). The due date for the first year work commitment of €250,000 with respect to the Rautavaara Property was extended to 31 August 2008 and the first year work commitment of €250,000 with respect to the Tainiovarra.  The Property was extended to 31 May 2008.

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

In order to exercise the option, the Company was required to spend $10,000,000 in work commitments with minimum expenditures as follows:

•	$1,800,000 by 30 November 2008;
•	$2,200,000 by 30 November 2009;
•	$2,800,000 by 30 November 2010; and
•	$3,200,000 by 30 November 2011.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

In addition, the Company was required to make a total of €3,000,000 in option payments to Magnus over four years as follows:

•	€30,000 by 22 May 2007 (paid);
•	€270,000 upon execution of the Option Agreement (paid);
•	€600,000 by 30 November 2008;
•	€900,000 by 30 November 2009; and
•	€1,200,000 by 30 November 2010.

During the year ended 31 December 2008, the Company decided not to exercise the option with respect to this Property.

5.	Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	31 December 2009	31 December 2008
	$	$	$	$

Furniture, computer and office equipment	38,505	21,380	17,125	24,464
Computer software	8,928	8,928	-	1,500

	47,433	30,308	17,125	25,964

During the year ended 31 December 2009, total additions to property and equipment were $Nil (31 December  2008 - $8,467).

6.	Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	31 December 2009	31 December 2008
	$	$	$	$

Website development	40,000	29,167	10,833	24,167

During the year ended 31 December 2009, total additions to website development were $Nil (31 December 2008 - $30,000).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

7.	Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 common shares with par value of $0.00001
•	200,000,000 blank check preferred shares with par value of $0.001

Issued and outstanding

As at 31 December 2009, the total issued and outstanding capital stock is 13,103,585 common shares with a par value of $0.00001 per share.

On 23 June 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Notes 4 and 11).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

On 8 May 2009, the Company issued 140,000 common shares for total proceeds of $18,900 ($0.15 per common share), net of share issue costs of $2,100.

On 31 March 2009, the Company issued 5,272,333 common shares for total proceeds of $711,765 ($0.15 per common share), net of share issue costs of $79,085.

During the year ended 31 December 2008, a total of 167,500 stock options expired.

During the year ended 31 December 2008, the Company issued 2,500,000 common shares valued at $625,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 4 and 11).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2008, the Company completed a one new for twenty old share reverse stock split.  The Company’s share transactions, including the weighted average number of common shares outstanding calculation for purposes of determining earnings per share, have been restated retroactively to reflect all of the above corporate capital transactions in these consolidated financial statements.

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

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

Stock options

As at 31 December 2009, there are Nil incentive stock options outstanding (31 December 2008 – Nil).

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

The following is a summary of option activities during the years ended 31 December 2009 and 2008:

	Number of options	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2009	-	-

Weighted average fair value of options granted during the year		-

Outstanding and exercisable at 1 January 2008	167,500	25.00

Granted	-	-
Exercised	-	-
Expired	(167,500)	(25.00)

Outstanding and exercisable at 31 December 2008	-	-

Weighted average fair value of options granted during the year		-

Warrants

As at 31 December 2009, there are Nil warrants outstanding (31 December 2008 – Nil).

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

The following is a summary of warrant activities during the years ended 31 December 2009 and 2008:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2009	-	-

Weighted average fair value of warrants granted during the year		-

Outstanding and exercisable at 1 January 2008	69,258	35.00

Granted	-	-
Exercised	-	-
Expired	(69,258)	(35.00)

Outstanding and exercisable at 31 December 2008	-	-

Weighted average fair value of warrants granted during the year		-

8.	Related Party Transactions

As at 31 December 2009, the amount due to related parties consists of $109,767 (31 December 2008 - $Nil) payable to companies controlled by shareholders and/or directors of Rio Santiago.

During the year ended 31 December 2009, the Company paid or accrued $58,435 (31 December 2008 – $253,702) for consulting and management fees to former officers and directors of the Company.

During the year ended 31 December 2009, the Company paid or accrued $37,800 (31 December 2008 – $37,830) to a current officer of the Company.

During the year ended 31 December 2009, the Company paid or accrued $8,595 (31 December 2008 – $11,731) consulting fees to a current director of the Company.

During the year ended 31 December 2009, the Company paid or accrued $Nil (31 December 2008 – $25,486) for consulting fees included in mineral property exploration expenditures, to a company controlled by a former officer of the Company.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

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

c.	The Company is subject to certain outstanding and future commitments related to the Temasek Agreement (Note 4). The Company is in the process of renegotiating the terms of the Temasek Agreement.

10.	Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 31 December 2009, the Company does not have any material assets outside of South America.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 31 December 2009 (Unaudited)	For year ended 31 December 2009	For year ended 31 December 2008	For the year ended 31 December 2007
	$	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-	-
Foreign exchange (gain) loss	20,832	4,486	(2,412)	(1,235)

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-	-
Common shares issued for services ($6 per share)	50,000	-	-	-
Donated consulting services	16,200	-	-	-
Common shares cancelled and returned	(2)	-	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-	-
Warrants issued	100,421	-	-	100,421
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-	536,000
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	625,000	-	625,000	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	385,000	-	-

During the year ended 31 December 2009, the Company accrued interest expense of $Nil (31 December 2008 – $Nil) related to unpaid amount of the Temasek option payment (Note 4).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2009.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(283,923)	(554,106)
Contributions to capital by related parties	-	-
Less: Change in valuation allowance	(2,035,948)	554,106

Future income tax recovery	2,319,871	-

The composition of the Company’s deferred tax assets as at 31 December 2009 and 2008 are as follows:

	As at 31 December 2009	As at 31 December 2008
	$	$

Net income tax operating loss carryforward	5,305,056	4,467,428

Statutory federal income tax rate	26% - 34%	26% - 34%

Future income tax assets (liabilities)	470,644	2,506,592
Less: Valuation allowance	(470,644)	(2,506,592)

Future income tax assets (liabilities)	-	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

13.	Interest in Variable Interest Entity

In January 2009, the Company acquired a 25% interest in Beardmore, the registered owner of 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Rio Santiago is the beneficial owner of 100% interest in certain mineral rights in Peru.  The aggregate purchase price was $1,125,000, in which the Company paid $500,000 in cash and issued 2,500,000 common shares valued at $625,000 (Note 7). The acquisition of Beardmore expands the Company’s business of acquiring and exploring mineral properties.  The Company also has the exclusive right to purchase the remaining 75% share interest in Beardmore, upon certain terms and conditions (Note 4).

The Company follows ASC 810-10 and fully consolidates the assets, liabilities, revenues and expenses of Beardmore.  A valuation of certain assets was completed and the Company internally determined the fair value of others assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash and cash equivalents	$578
Mineral property interests	6,927,792

Total assets acquired	$6,928,370

Liabilities assumed:
Accounts payable and accrued liabilities	$49,797
Due to related parties	58,702
Future income tax liabilities	2,319,871

Total liabilities assumed	$2,428,370

Non-controlling interest:	$3,375,000

Purchase price	$1,125,000

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2009

Pro forma information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Beardmore for the years ended 31 December 2009 and 2008 as if the acquisition had occurred at 1 January 2008:

	Unaudited Consolidated Pro Forma
	For the year ended
	31 December 2009	31 December 2008
	$	$

Revenue	-	-
Net income (loss)	1,482,243	982,496
Basic and diluted income (loss) per common share	0.15	0.39

The amounts of revenue and net loss of Beardmore since the acquisition date included in the consolidated income statement for the year ended 31 December 2009 are $Nil and $2,611, respectively.

The unaudited consolidated pro forma financial information does not include adjustments to remove certain private company expenses, which may not be incurred in future periods.  Similarly, the unaudited consolidated pro forma financial information does not include adjustments for additional expenses, such as rent, insurance, and other expenses that would have been incurred subsequent to the acquisition date.  The unaudited consolidated pro forma financial information does not necessarily reflect the results of operations that would have been occurred had the Company and Beardmore been a single entity during these periods.

14.	Subsequent Events

The following events occurred during the period from the year ended 31 December 2009 to the date the consolidated financial statements were available to be issued on 29 March 2010:

On 3 February 2010, the Company amended the terms related to its mineral property agreements (Note 4).

On 9 March 2010, the Company issued a total of 5,000,000 shares of common stock to Temasek and its designees as partial consideration for the exercise of the third 25% option to acquire an aggregate 75% interest in the Mineral Rights (Note 4).

On 22 March 2010, the Company paid $1,000,000 to Temasek to exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights and partial consideration for the third 25% option (Note 4).

On 25 March 2010, the Company completed a private equity offering of 18,750,000 units at $0.10 per unit (the “Units”).  Each Unit consisted of one share of common stock, par value $0.00001, and one common stock purchase warrant (the “Warrant”) to purchase one share of the Company’s common stock, exercisable commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  As a result, the Company issued a total of 18,750,000 shares of common stock and Warrants to purchase 18,750,000 shares of common stock.  The exercise price of the Warrant is $0.10 per share.  The gross proceeds the Company received from this private equity offering was $1,875,000.

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

 (c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2010.

AMAZON GOLDSANDS LTD.,
a Nevada corporation

By:           /s/ Kenneth Phillippe
Kenneth Phillippe
President, Chief Executive Officer
& Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kenneth Phillippe	April 14, 2010
Kenneth Phillippe, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Van Tassell	April 14, 2010
Robert Van Tassell, Director

AMAZON GOLDSANDS LTD.

EXHIBIT INDEX
TO
2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-51203)
3.2	Certificate of Amendment to Articles of Incorporation, evidencing name change to "FinMetal Mining Ltd."	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
3.3	Certificate of Change Pursuant to NRS 78.209	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.4	Amended and Restated By-laws of the Company	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2008
10.1	Mineral Right Option Agreement between the Company and Temasek Investments Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008
10.2	Amendment to Mineral Right Option Agreement between the Company and Temasek Investments, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2009.
10.3	Second Amendment to Mineral Right Option Agreement, dated February 3, 2010	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2010
10.8	2007 Stock Incentive Plan.	Exhibit 10.6 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2007.
14.1	Code of Ethics and Code of Conduct.	Exhibit 14.1 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2005.
21.1	Subsidiaries of Amazon Goldsands Ltd.		X
31.1	Certificate of Kenneth Phillippe, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Kenneth Phillippe, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Kenneth Phillipppe, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X