Form 10-K/A
period 2009-12-31
AMAZON GOLDSANDS LTD.
filed 2010-04-15
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

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

The number of shares of our common stock outstanding as of April 7, 2010 was: 36,853,585

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2098 (the “Original Annual Report”) of Amazon Goldsands Ltd. (the “Company”) is being filed to include the audit report of I Vellmer Inc., Chartered Accountant.  In addition, the Company is including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not attempt to modify or update any other disclosures set forth in the Company’s Amended Annual Report. Accordingly, the remainder of the Company’s Amended Annual Report remains unchanged. This Amendment continues to speak as of April 14, 2009, the date of our initial filing of the Original Annual Report, and unless otherwise indicated herein, does not reflect information obtained after that date.

FORM 10-K
AMAZON GOLDSANDS LTD.
DECEMBER 31, 2009

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	42

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

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements	Page (s)
Reports of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets - December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007 and from Inception on September 5, 1997 to December 31, 2009	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 and from Inception on September 5, 1997 to December 31, 2009	F-5

Consolidated Statements of Changes in Stockholders’ Equity from Inception on September 5, 1997 to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

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

*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Amazon Goldsands Ltd.
(Formerly Finmetal Mining Ltd.)
(An Exploration Stage Company)

I have audited the accompanying consolidated balance sheet of Amazon Goldsands Ltd. (an exploration stage company) as at December 31, 2008 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Amazon Goldsands Ltd. as at December 31, 2008 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada                                                                                                                                                                                 “I Vellmer Inc.”
March 31, 2009                                                                                                                                                                                        Chartered Accountants

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2010.

AMAZON GOLDSANDS LTD.,
a Nevada corporation

By:           /s/ Kenneth Phillippe
Kenneth Phillippe
President, Chief Executive Officer
& Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Kenneth Phillippe	April 15, 2010
Kenneth Phillippe, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Van Tassell	April 15, 2010
Robert Van Tassell, Director

AMAZON GOLDSANDS LTD.

EXHIBIT INDEX
TO
2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-51203)
3.2	Certificate of Amendment to Articles of Incorporation, evidencing name change to "FinMetal Mining Ltd."	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
3.3	Certificate of Change Pursuant to NRS 78.209	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.4	Amended and Restated By-laws of the Company	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2008
10.1	Mineral Right Option Agreement between the Company and Temasek Investments Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008
10.2	Amendment to Mineral Right Option Agreement between the Company and Temasek Investments, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2009.
10.3	Second Amendment to Mineral Right Option Agreement, dated February 3, 2010	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2010
10.8	2007 Stock Incentive Plan.	Exhibit 10.6 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2007.
14.1	Code of Ethics and Code of Conduct.	Exhibit 14.1 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2005.
21.1	Subsidiaries of Amazon Goldsands Ltd.*
31.1	Certificate of Kenneth Phillippe, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Kenneth Phillippe, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Kenneth Phillipppe, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*  Previously filed