Form 10-Q
period 2010-03-31
AMAZON GOLDSANDS LTD.
filed 2010-05-24
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                     Accelerated filer ☐
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 19, 2010
Common Stock, $0.00001 par value	36,853,585

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2010 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2010.
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and from inception on September 5, 1997 to March 31, 2010.
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and from inception on September 5, 1997 to March 31, 2010.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on September 5, 1997 to March 31, 2010.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 March 2010	As at 31 December 2009 (Audited)
	$	$
Assets

Current
Cash and cash equivalents (Note 2)	75,579	4,214

Mineral property interests (Note 4)	8,512,287	7,361,401

Property and equipment (Note 5)	15,840	17,125

Website development cost (Note 6)	7,500	10,833

	8,611,206	7,393,573

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	212,770	812,895

Due to related parties (Note 8)	109,694	109,767

	322,464	922,662

Stockholders’ equity
Common stock (Note 7)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
31 March 2010 – 36,853,585 common shares, par value $0.00001
31 December 2009 – 13,103,585 common shares, par value $0.00001	369	131
Additional paid in capital	15,834,746	12,809,984
Deficit, accumulated during the exploration stage	(9,806,373)	(9,714,204)

	6,028,742	3,095,911

Non-controlling interest (Note 13)	2,260,000	3,375,000

	8,288,742	6,470,911

	8,611,206	7,393,573

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 9) and Subsequent Events (Note 14)

The accompanying notes are an integral part of the interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2010	For the the three month period ended 31 March 2010	For the the three month period ended 31 March 2009
	$	$	$
Expenses
Amortization – property and equipment (Note 5)	33,769	1,285	2,209
Amortization – website development cost (Note 6)	32,501	3,333	3,334
Bank charges and interest	10,626	1,029	910
Consulting and management fees (Note 8)	4,979,068	47,776	157,704
Investor communication and promotion	626,571	8,000	61,347
Office and administrative	116,409	74	8,954
Professional fees	597,871	21,660	29,490
Rent	56,416	2,000	2,000
Telephone	54,659	-	276
Transfer agent and filing fees	44,452	2,162	1,700
Travel and accommodation	377,754	-	1,118
Website maintenance	86,000	20,000	7,500
Mineral property exploration expenditures	5,235,144	-	136,057

Net operating loss before other items	(12,251,240)	(107,319)	(412,599)

Other items
Foreign exchange (gain) loss	(16,338)	4,493	-
Forgiveness of debt	39,000	-	-
Gain on sale of oil and gas property	10,745	-	-
Interest income	102,561	-	-
Recovery of expenses	4,982	-	-
Write-down of incorporation cost	(12,500)	-	-
Write-down of assets	(14,111)	-	-

Net operating loss before income taxes	(12,136,901)	(102,826)	(412,599)

Future income tax recovery	2,330,528	10,657	-

Net operating loss and comprehensive loss for the period	(9,806,373)	(92,169)	(412,599)

Basic and diluted loss per common share		(0.01)	(0.10)

Weighted average number of common shares used in per share calculations		15,548,640	4,205,697

The accompanying notes are an integral part of the interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2010	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009
	$	$	$
Cash flows used in operating activities
Net loss for the period	(9,806,373)	(92,169)	(412,599)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	66,270	4,618	5,543
Consulting fees	40,200	-	-
Forgiveness of debt	(24,000)	-	-
Future income tax recovery	(2,330,528)	(10,657)	-
Gain on sale of oil and gas property	(10,745)	-	-
Mineral property acquisition	1,816,000	-	-
Stock-based compensation	3,587,000	-	-
Write-down of assets	3,940	-	-
Changes in operating assets and liabilities
Decrease in taxes recoverable	-	-	4,394
Decrease in prepaid expenses and deposits	-	-	1,962
Increase (decrease) in accounts payable and accrued liabilities	157,744	(605,354)	86,093
Increase (decrease) in due to related parties	50,992	(73)	-

	(6,449,500)	(703,635)	(314,607)

Cash flows from financing activities
Shares subscriptions received in advance	-	-	(594,583)
Cost of repurchase of common stock	(1,000)	-	-
Proceeds from issuance of common stock, net of share issue costs	8,146,915	1,775,000	711,765

	8,145,915	1,775,000	117,182
Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-
Oil and gas property acquisitions	(2,846)	-	-
Oil and gas exploration	(22,609)	-	-
Mineral property exploration	(48,609)	-	-
Business acquisition, net of cash received	(1,499,422)	(1,000,000)	(250,000)
Purchase of equipment	(53,550)	-	-
Website development cost	(40,000)	-	-

	(1,620,836)	(1,000,000)	(250,000)

Increase (decrease) in cash and cash equivalents	75,579	71,365	(447,425)

Cash and cash equivalents, beginning of period	-	4,214	492,903

Cash and cash equivalents, end of period	75,579	75,579	45,478

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Common stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$

Balance at 31 December 2009	13,103,585	131	12,809,984	(9,714,204)	3,375,000	6,470,911
Common shares issued for acquisition of mineral rights ($0.25 per share) (Notes 4, 7 and 11)	5,000,000	50	1,249,950	-	-	1,250,000
Common shares issued for cash ($0.10 per unit) (Note 7)	18,750,000	188	1,874,812	-	-	1,875,000
Share issue costs	-	-	(100,000)	-	-	(100,000)
Business acquisition	-	-	-	-	(1,115,000)	(1,115,000)
Net loss for the period	-	-	-	(92,169)	-	(92,169)

Balance at 31 March 2010	36,853,585	369	15,834,746	(9,806,373)	2,260,000	8,288,742

The accompanying notes are an integral part of the interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

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

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006.  The Company also follows ASC 810-10, “Consolidation” and fully consolidates the assets, liabilities, revenues and expenses of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the law of Panama.  The Company owns a 50% interest in Beardmore.  It recognizes the other owner’s equity under the heading non-controlling interest (Note 13).

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 31 March 2010 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $92,169 for the three month period ended 31 March 2010 (31 March 2009 –$412,599) and has a working capital deficit of $137,191 at 31 March 2010 (31 December 2009 – $808,681).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These interim consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

2.         Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these interim consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 March 2010, the Company has cash and cash equivalents in the amount of $75,579 (31 December 2009 – $4,214).

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
31 March 2010

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

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars.  The interim consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, the financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

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
31 March 2010

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 March 2010, the Company does not have any asset retirement obligations.

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

The Accounting Standards Codification

The Company has adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent events

The Company has adopted the new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

Useful life of intangible assets

The Company has adopted the new guidance for determining the useful life of an intangible assets.  The new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

Derivative instruments and hedging activities

Effective 1 January 2009, the Company adopted the new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on the Company’s interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

Convertible debt

The Company has adopted the new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

Business combinations

Effective 1 January 2009, the Company adopted the revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combinations” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008.    The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

Non-controlling interests in consolidated financial statements

Effective 1 January 2009, the Company adopted the new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The adoption of this guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

Changes in accounting policies

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The adoption of SFAS No. 167 did not have a material impact on the Company's interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The adoption of SFAS No. 166 did not have a material impact on the Company's interim consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 January 2010.  The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

On 1 January 2010, the Company adopted ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the ASU No. 2010-01 did not have a material impact on the Company’s interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

On 1 January 2010, the Company adopted ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”.  ASU No. 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated.  In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of ASU No. 2010-02 did not have a material impact on the Company’s interim consolidated financial statements.

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s interim consolidated financial statements.

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

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

3.         Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as at 31 March 2010 are amounts due to a director and officer of the Company of $19,174 (31 December 2009 – $42,224).  The amount is non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 31 March 2010 is an amount due to a Company with directors and officers in common with the Company of $Nil (31 December 2009 – $88,435).  The amount is non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 31 March 2010 is an advance received from a former officer of the Company of $Nil (31 December 2009 – $28,084).  The amount is non-interest bearing, unsecured and has no fixed terms of repayment.

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

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

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  Under the Second Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquision of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Amending Temasek Agreement within 30 days from the Effective Date:

•	Exercise and complete the initial 25% option (completed);
•	Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Notes 7 and 11); and
•	Pay an additional $750,000 to Temasek by 5 March 2010 (paid).

The Company may exercise the third 25% option resulting in the acquisition of a 75% interest in the Mineral Rights after fulfilling the following conditions by 5 March 2010:

•	Exercise and complete the initial and second 25% options (completed);
•	Pay an additional $250,000 to Temasek by 5 March 2010 (paid); and
•	Issue 5,000,000 additional common shares of the Company to Temasek by 5 March 2010 (issued) (Notes 7 and 11);
•	Pay an additional $1,000,000 to Temasek by 18 March 2010 (not paid) (Note 9).

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

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

Temasek became a significant shareholder of the Company through the issuance of the 6,000,000 common shares on exercise of the option to acquire the initial and second 25% interests in the Mineral Rights and an additional 5,000,000 common shares on exercise of the partial payment toward the exercise of the option to acquire the third 25% interest (Note 7).

The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 9).

5.          Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	31 March 2010	31 December 2009 (Audited)
	$	$	$	$

Furniture, computer and office equipment	38,505	22,665	15,840	17,125
Computer software	8,928	8,928	-	-

	47,433	31,593	15,840	17,125

During the three month period ended 31 March 2010, total additions to property and equipment were $Nil (31 March 2009 – $Nil).

6.         Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	31 March 2010	31 December 2009 (Audited)
	$	$	$	$

Website development	40,000	32,500	7,500	10,833

During the three month period ended 31 March 2010, total additions to website development were $Nil (31 March 2009 – $Nil).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

7.            Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 of common shares with par value of $0.00001
•	200,000,000 of blank check preferred shares with par value of $0.001

Issued and outstanding

As at 31 March 2010, the total issued and outstanding capital stock is 36,853,585 common shares with a par value of $0.00001 per share.

On 9 March 2010, the Company issued 5,000,000 common shares valued at $1,250,000 ($0.25 per common share) pursuant to the Temasek Agreement (Note 4).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one share of common stock with par value $0.00001 and one common stock purchase warrant (the “Warrant”).  Each one common stock purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.

During the year ended 31 December 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Note 4).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 140,000 common shares for total proceeds of $18,900 ($0.15 per common share), net of share issue costs of $2,100.

During the year ended 31 December 2009, the Company issued 5,272,333 common shares for total proceeds of $711,765 ($0.15 per common share), net of share issue costs of $79,085.

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

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

Stock options

As at 31 March 2010, there are Nil incentive stock options outstanding (31 December 2009 – Nil).

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
31 March 2010

During the year ended 31 December 2008, all of the related stock options in this series were forfeited.

The Company had no option activities during the three month periods ended 31 March and 2010 and 2009.

Warrants

As at 31 March 2010, there are 18,750,000 warrants outstanding (31 December 2009 – Nil).

On 25 March 2010, as part of the 18,750,000 unit private placement, the Company issued 18,750,000 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  As at 31 March 2010, all of the related share purchase warrants in this series remain outstanding.

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

The following is a summary of warrant activities during the three month periods ended 31 March 2010 and 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	-	-

Granted	18,750,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2010	18,750,000	0.10

Weighted average fair value of warrants granted during the period		0.10

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2009	-	-

Weighted average fair value of warrants granted during the period

8.            Related Party Transactions

As at 31 March 2010, the amount due to related parties consists of $109,694 (31 December 2009 – $109,767) payable to companies controlled by shareholders and/or directors of Rio Santiago.

During the three month period ended 31 March 2010, the Company paid or accrued $Nil (31 March 2009 – $24,075) for consulting and management fees to former officers and directors of the Company.

During the three month period ended 31 March 2010, the Company paid or accrued $9,450 (31 March 2009 – $9,450) for financial and accounting services to a current officer of the Company.

During the three month period ended 31 March 2010, the Company paid or accrued $Nil (31 March 2009 – $2,420) for consulting fees to a current director of the Company.

9.            Commitments

a.
During the three month period ended 31 March 2010, the Company entered into a ten-month contract for consulting services, commencing 1 March 2010, with a party to provide investor relations services for a monthly payment of $7,500.

b.
During the three month period ended 31 March 2010, the Company entered into a ten-month contract for consulting services, commencing 1 March 2010, with a party to provide management services for a monthly payment of $10,000.

c.	The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 4).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

10.          Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 31 March 2010, the Company does not have any material assets outside of South America.

11.          Supplemental Disclosures with Respect to Cash Flows
	For the period from the date of inception on 5 September 1997 to 31 March 2010	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Foreign exchange (gain) loss	16,338	(4,493)	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-

Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-

Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-

Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-

Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	1,250,000	-

Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

During the three month period ended 31 March 2010, the Company accrued interest expense of $Nil (31 March 2009 – $Nil) related to unpaid amount of the Temasek option payment (Note 4).

12.          Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2010.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(35,331)	(140,284)
Contributions to capital by related parties	-	-
Less: Change in valuation allowance	24,674	140,284

Future income tax recovery	10,657	-

The composition of the Company’s deferred tax assets as at 31 March 2010 and 31 December 2009 are as follows:

	As at 31 March 2010	As at 31 December 2009 (Audited)
	$	$

Net income tax operating loss carryforward	5,340,387	5,305,056

Statutory federal income tax rate	26% - 34%	26% - 34%

Deferred tax assets (liabilities)	495,318	470,644
Less: Valuation allowance	(495,318)	(470,644)

Net deferred tax assets (liabilities)	-	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2010

13.          Interest in Variable Interest Entity

In January 2009, the Company acquired the initial 25% interest in Beardmore, the registered owner of 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Rio Santiago is the beneficial owner of 100% interest in certain mineral rights in Peru.  The aggregate purchase price was $1,125,000, in which the Company paid $500,000 in cash and issued 2,500,000 common shares valued at $625,000 (Note 7).

In March 2010, the Company acquired the second 25% interest in Beardmore by issuing additional 3,500,000 common shares valued at $385,000 (Note 7) and paying $750,000 in cash.

The acquisition of Beardmore expands the Company’s business of acquiring and exploring mineral properties.  The Company also has the exclusive right to purchase the remaining 50% share interest in Beardmore, upon certain terms and conditions (Note 4).

The Company follows ASC 810-10 and fully consolidates the assets, liabilities, revenues and expenses of Beardmore.  A valuation of certain assets was completed and the Company internally determined the fair value of others assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including market and income approach.

14.           Subsequent Events

There are no subsequent events from the date of the period ended 31 March 2010 to the date the interim consolidated financial statements were available to be issued on 21 May 2010.

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

                 Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•  risk that we will not be able to successfully negotiate an amendment to the option agreement under which we acquired our fifty percent property interest in certain mining rights in certain properties in Peru in order to revive certain options we had which have lapsed as a result of our failure to meet the requirements necessary to exercise these options;

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

·  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

•  risks related to tax assessments;

•  political and regulatory risks associated with mining development and exploration; and

•  other risks and uncertainties related to our prospects, properties and business strategy.

The foregoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

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

We no longer have any interest in any properties located in Finland and have allowed our options on these properties to lapse and revert back to the optionors so that we can pursue the development of our interests in the mineral rights on properties located in northeastern Peru.  As a result of our decision to not pursue the development of any interests in properties located in Finland, we dissolved our wholly-owned subsidiary, FinMetal OY, a corporation organized under the laws of Finland, effective July 17, 2009.  A description of each of the options we exercised to acquire an interest in certain mining and mineral rights underlying properties located in Peru is set forth below.

The Peru Property

Our property interests located in Peru are in the exploration state.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

We entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 18, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1, dated May 12, 2009 (“Amendment No. 1”) and Amendment No. 2, dated February 3, 2010 (“Amendment No. 2”) (collectively, the “Option Agreement”), in order to acquire four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru, that would have potentially resulted in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are currently owned by Rio Santiago Minerales S.A.C. ("Rio Santiago").  Beardmore Holdings, Inc. ("Beardmore") owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  Our acquisition of each twenty-five percent interest in the Mineral Rights was structured to occur through the transfer to us of twenty-five percent of the outstanding shares of Beardmore upon the exercise of each of the four options.

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

Under the terms of the Option Agreement, to date, we have acquired an aggregate fifty percent interest in the Mineral Rights.  We exercised the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights, by paying Temasek a total of $500,000 and issuing 2,500,000 shares of our common stock to Temasek on or about January 12, 2009 in accordance with the terms of the Option Agreement.  We exercised the second twenty-five percent option, which resulted in our acquisition of an aggregate fifty percent interest in the Mineral Rights, by paying Temasek a total of $750,000 and issuing 3,500,000 shares of our common stock to Temasek on or about March 22, 2010 in accordance with the terms of the Option Agreement.

Under the terms of the Option Agreement, as amended, we would have been able to exercise the third, twenty-five percent option, resulting in the acquisition of a seventy-five percent interest in the Mineral Rights, if we had fulfilled all of the following conditions:

•	Complete the exercise of the second, twenty-five percent option, resulting in the acquisition of a fifty percent interest in the Mineral Rights (which was completed on March 22, 2010);

•
Issue 5,000,000 shares of our common stock to Temasek, or whoever persons Temasek indicates, by March 5, 2010, which date was within 30 days of the effective date of Amendment No. 2 (which shares were issued on March 9, 2010);

•	Pay $250,000 to the order and the direction of Temasek by March 5, 2010, which date was within 30 days of the effective date of Amendment No. 2 (which payment was made on March 22, 2010); and

•	Pay $1,000,000 to the order and the direction of Temasek on or before March 18, 2010, which date was within eighteen months of the Effective Date.

We would have been able to exercise the fourth, twenty-five percent option, resulting in the acquisition of a one hundred percent interest in the Mineral Rights, if we had fulfilled all of the following conditions prior to March 18, 2010, which date was within eighteen months of the Effective Date:

•	Exercise and complete the initial, second, and third, twenty-five percent options;

•	Pay an additional amount $2,500,000 to Temasek; and

•	Issue 5,500,000 additional shares of common stock to Temasek.

As of the end of the first quarter of 2010, we did not have sufficient financing to be able to make the required cash payments to exercise the third and fourth twenty-five percent options within the time periods set forth in the Option Agreement.  As a result, the options to acquire the third and fourth twenty-five percent options have lapsed as of March 18, 2010.  We are currently in negotiations with Temasek to enter into another amendment to the Option Agreement in order to revive the third and fourth twenty-five percent options.  There can be no assurance that we will be successful in amending the Option Agreement or securing the necessary funding to exercise the third or fourth twenty-five percent options should we be successful in reviving these options.  In the event that we are unable to enter into another amendment to the Option Agreement, our ownership interest in the Mineral Rights would be limited to our fifty percent interest.  We would lose our ability to acquire the third and fourth twenty-five percent options to acquire an aggregate seventy-five and one hundred percent interest in the Mineral Rights, respectively, and not be entitled to recover the $250,000 previously paid to Temasek and the 5,000,000 shares of our common stock previously issued to Temasek as partial consideration for the exercise of the third twenty-five percent option.

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

If we fail to acquire a one hundred percent interest in the Mineral Rights after having acquired a fifty percent interest in the Mineral Rights, the Option Agreement provides that we and Temasek will form a joint venture for the purpose of placing the Peru Property into commercial production.  As of the filing date of this report, we have not entered into a joint venture with Temasek.  Upon our entry into a joint venture with Temasek, out responsibilities under the joint venture would include developing a feasible mining project and all necessary facilities, and Temasek shall retain a carried free interest in the mining rights.  If we enter into a joint venture with Temasek, but do not develop a feasible mining project within three years of the Effective Date (or by September 18, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek's net return royalty.

Planned Exploration Program

Our plans are to set up an exploration base in the town of Saramiriza, which is located in the center of the Manseriche alluvial camp on the western bank of the Marañón.

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

Our plans include collecting by backhoe and excavator a number of bulk samples for metallurgical testing, and to confirm drill results.  At the same time, mine development planning, process design, and other engineering studies will be conducted with a view to completing a feasibility study within an eighteen month period.  Permitting work will be initiated as early in the exploration and development cycle as possible, so that trial or pilot dredging can be started as soon as feasibility has been established.  If we are able to secure sufficient additional financing, we anticipate that we will commence shortly thereafter the mapping and geophysics with the initial drilling to follow.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  We have postponed the commencement of our exploration and development program until such time that we are able to secure sufficient financing.  Provided we are able to secure additional financing through private equity offerings, we anticipate that we will incur the following costs for the next twelve months:

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

We also, as part of business activities, intend to focus on seeking additional mining opportunities, some of which may be mineral deposits that are fully defined and have already completed the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we may seek to acquire may have a significant amount of proven and probable resources with what we believe to be excellent potential for expansion.  We may also seek to acquire other drill-ready exploration projects that contain little or no proven resources, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.  In order to acquire any additional mining properties or exploration projects, we will need to secure additional financing.  We have not made any progress in indentifying any such properties due to our current financial position and require additional financing to perform the requisite due diligence and complete the acquisition of any property interest.

Due to the extensive and expensive development programs required to prove mineral resources and reserves, as is typical in the mining business, companies such as ours sometimes are able to acquire deposits at significant discounts of the known in-the-ground value of the gold, silver, or other minerals.   In the event that we do locate a commercially exploitable mineral deposit, we may determine that it is commercially advantageous to sell our property interests rather than enter into production of any commercially mineral deposits on the property ourselves.

Results of Operations

Revenues

We have not generated any revenues from our operations in either of the past two fiscal years.

Operating Expenses

We reported operating expenses in the amount of $107,319 for the three months ended March 31, 2010, compared to operating expenses of $412,599 for the three months ended March 31, 2009.  Operating expenses were significantly lower for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, as a result of management scaling back our operations due to limited resources during the reporting period.

This decrease in reported expenses was primarily attributable to a decrease in mineral property exploration expenditures, a decrease in expenses associated with investor communication and promotion activities, and a decrease in consulting and management fees.  We incurred property exploration expenditures of $nil for the three months ended March 31, 2010, compared to $136,057 for the three months ended March 31, 2009.  The decrease in mineral property exploration expenditures is attributable to initial outlays for management of the exploration program incurred in the prior fiscal period that were not otherwise required in the current fiscal period.  We incurred investor communication and promotion expenditures of $8,000 for the three months ended March 31, 2010, compared to $61,347 for the three months ended March 31, 2009.  The decrease in investor communication and promotion expenditures is attributable to management curtailing these expenditures due to our limited resources.  We incurred consulting and management fees of $47,776 for the three months ended March 31, 2010, compared to $157,704 for the three months ended March 31, 2009.

Other Items

We reported foreign exchange income of $4,493 for the three months ended March 31, 2010, as compared to no other income or expenses for the three months ended March 31, 2009.

Net (Income) Loss

We had net loss of $92,169 for the three months ended March 31, 2010, as compared to a net loss of $412,599 for the three months ended March 31, 2009.  Our net loss was significantly lower for the three months ended March 31, 2010, due to the decrease in reported expenses described above and the recognition of future income tax recovery of $10,657 during the reporting period as a result of applying previously unrecognized future income tax assets against the future income tax liability from the acquisition of Beardmore Holdings, Inc.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $75,579, compared to $4,214 at December 31, 2009, and a working capital deficit of $137,191, compared to working capital deficit of $808,681 at December 31, 2009.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $1,015,000 over the next twelve months.  We anticipate that we will be required to make a payment of at least $1,000,000 if we are able to revive the Option Agreement and subsequently increase our ownership interest in the Mineral Rights from a fifty percent interest to a seventy-five percent interest and a payment of at least $2,500,000 if we are able to further increase our interest in the Mineral Rights from a seventy-five percent interest to a one hundred percent interest.  We anticipate spending approximately $70,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $840,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the three months ended March 31, 2010 and 2009 used cash of $703,765 and $314,607, respectively, which reflect our recurring operating losses.  A decrease in our accounts payable and accrued liabilities of $605,354 and losses of $92,169 were the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the three months ended March 31, 2010, we used $1,000,000 in investing activities, as compared to $250,000 used in investing activities during the three months ended March 31, 2009.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the three months ended March 31, 2010 was $1,775,000, all of which was received from subscriptions for shares of our common stock.  Net cash flows provided by financing activities for the three months ended March 31, 2009 was $117,182, all of which was also received from subscriptions for shares of our common stock.

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effects on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to March 31, 2010 of $9,806,373 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Significant Accounting Policies

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

Cash and cash equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2010, we had cash and cash equivalents in the amount of $75,579 (December 31, 2009 – $4,214).

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

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information  about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  We have evaluated this Codification and does not believe it is applicable at this time.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at March 31, 2010, we have no items that represent a comprehensive loss and, therefore, have not included a schedule of comprehensive loss in the consolidated financial statements.

Foreign currency translation

Our functional and reporting currency is U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Asset retirement obligations

We have adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  ASC 410 requires us to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  As at March 31, 2010, we do not have any asset retirement obligations.

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

Financial instruments

The carrying value of cash and cash equivalents and accounts payable approximates their fair value because of the short maturity of these instruments.  Our operations are in Peru and Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  Our financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, we do not use derivative instruments to reduce its exposure to foreign currency risk.

The Accounting Standards Codification

We have adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”.  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The adoption of the Codification changed our references to GAAP accounting standards but did not impact our results of operations, financial position or liquidity.

Subsequent events

We have adopted the new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The adoption of this guidance did not have a material impact on our interim consolidated financial statements.

Useful life of intangible assets

The Company has adopted the new guidance for determining the useful life of an intangible assets.  The new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The adoption of this guidance did not have a material impact on the Company’s interim consolidated financial statements.

Derivative instruments and hedging activities

Effective January 1, 2009, we adopted the new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The new guidance was effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  The adoption of this guidance did not have a significant impact on our interim consolidated financial statements.

Convertible debt

We have adopted the new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  We will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using our nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on our interim consolidated financial statements.

Business combinations

Effective January 1, 2009, we adopted the revised guidance for accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combinations” requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.    The adoption of this guidance did not have a material impact on our interim consolidated financial statements.

Non-controlling interests in consolidated financial statements

Effective January 1, 2009, we adopted the new guidance for accounting for noncontrolling interests.  The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners.  The adoption of this guidance did not have a material effect on our results of operations, financial position or cash flows.

Changes in Accounting Policies

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective January 1, 2010. The adoption of SFAS No. 167 did not have a material impact on our interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale acconting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective January 1, 2010.  The adoption of SFAS No. 166 did not have a material impact on our interim consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective January 1, 2010.  The adoption of this guidance did not have a material impact on our interim consolidated financial statements.

On January 1, 2010, we adopted ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the ASU No. 2010-01 did not have a material impact on our interim consolidated financial statements.

On January 1, 2010, we adopted ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”.  ASU No. 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated.  In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of ASU No. 2010-02 did not have a material impact on the our interim consolidated financial statements.

Other ASUs that have been issued or proposed by the FASB ASC that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Recent accounting pronouncements

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on our consolidated financial statements.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Kenneth Phillippe.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 4.         (Removed and Reserved).

Item 5.         Other Information.

None.

Item 6.          Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amazon Goldsands Ltd.

Date:	May 21, 2010

By: /s/ Kenneth Phillippe Kenneth Phillippe Title: Chief Executive Officer and Chief Financial Officer

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-51203)
3.2	Certificate of Amendment to Articles of Incorporation, evidencing name change to "FinMetal Mining Ltd."	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
3.3	Certificate of Change Pursuant to NRS 78.209	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.4	Amended and Restated By-laws of the Company	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 2, 2008
10.1	Mineral Right Option Agreement between the Company and Temasek Investments Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008
10.2	Amendment to Mineral Right Option Agreement between the Company and Temasek Investments, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2009.
10.3	Second Amendment to Mineral Right Option Agreement, dated February 3, 2010	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2010
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

.