Form 10-Q
period 2010-06-30
AMAZON GOLDSANDS LTD.
filed 2010-08-23
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐    Yes      ☒     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2010
Common Stock, $0.00001 par value	36,853,585

 PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2010 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2010.
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 and from inception on September 5, 1997 to June 30, 2010.
F-3	Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009 and from inception on September 5, 1997 to June 30, 2010.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficiency) from inception on September 5, 1997 to June 30, 2010.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 June 2010	As at 31 December 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents (Note 2)	56,381	4,214

Mineral property interests (Note 4)	12,012,287	7,361,401

Property and equipment (Note 5)	14,555	17,125

Website development cost (Note 6)	4,167	10,833

	12,087,390	7,393,573

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	309,657	812,895
Current portion of convertible promissory note (Note 8)	255,753	-

	565,410	812,895

Convertible promissory note (Note 8)	3,250,000	-

Due to related parties (Note 9)	110,571	109,767

	3,925,981	922,662

Stockholders’ equity
Common stock (Note 7)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
30 June 2010 – 36,853,585 common shares, par value $0.00001
31 December 2009 – 13,103,585 common shares, par value $0.00001	369	131
Additional paid in capital	15,834,746	12,809,984
Deficit, accumulated during the exploration stage	(9,933,706)	(9,714,204)

	5,901,409	3,095,911

Non-controlling interest (Note 14)	2,260,000	3,375,000

	8,161,409	6,470,911

	12,087,390	7,393,573

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 10) and Subsequent Event (Note 15)

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2010	For the three month period ended 30 June 2010	For the three month period ended 30 June 2009	For the six month period 30 June 2010	For the six month period ended 30 June 2009
	$	$	$	$	$
Expenses
Amortization – property and equipment	35,054	1,285	2,210	2,570	4,419
Amortization – website development costs	35,834	3,333	3,334	6,666	6,667
Bank charges and interest (Note 8)	16,683	6,057	284	7,086	1,195
Consulting and management fees	5,063,518	84,450	113,842	132,226	271,547
Investor communication and promotion	632,571	6,000	-	14,000	61,347
Office and administrative (recovery)	116,593	184	(7,290)	258	1,700
Professional fees	620,658	22,787	72,551	44,447	102,040
Rent	56,416	-	4,000	2,000	6,000
Telephone	54,659	-	-	-	276
Transfer agent and filing fees	46,271	1,819	1,383	3,981	3,083
Travel and accommodation	377,754	-	-	-	1,118
Website maintenance	86,000	-	7,500	20,000	15,000
Mineral property acquisition and exploration expenditures	5,235,144	-	-	-	136,057

Net operating loss before other items	(12,377,155)	(125,915)	(197,814)	(233,234)	(610,449)

Other items
Foreign exchange gain (loss)	(17,756)	(1,418)	(1,250)	3,075	(1,213)
Forgiveness of debt	39,000	-	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	-	-	-
Recovery of expenses	4,982	-	-	-	-
Write-down of incorporation cost	(12,500)	-	-	-	-
Write-down of assets	(14,111)	-	-	-	-

Net operating loss and for the period before income taxes	(12,264,234)	(127,333)	(199,064)	(230,159)	(611,662)

Future income tax recovery (Note 13)	2,330,528	-	-	10,657	-

Net operating loss and comprehensive loss for the period	(9,933,706)	(127,333)	(199,064)	(219,502)	(611,662)

Basic and diluted loss per common share		(0.01)	(0.02)	(0.01)	(0.09)

Weighted average number of common shares used in per share calculations		36,853,585	9,814,354	26,201,113	7,034,042

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2010	For the three month period ended 30 June 2010	For the three month period ended 30 June 2009	For the six month period ended 30 June 2010	For the six month period ended 30 June 2009
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(9,933,706)	(127,333)	(199,064)	(219,502)	(611,662)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Notes 5 and 6)	70,888	4,618	5,544	9,236	11,086
Accrued interest (Note 8)	5,753	5,753	-	5,753	-
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(24,000)	-	-	-	-
Future income tax recovery	(2,330,528)	-	-	(10,657)	-
Gain on sale of oil and gas property	(10,745)	-	-	-	-
Mineral property acquisition	1,816,000	-	-	-	-
Stock based compensation	3,587,000	-	-	-	-
Write-down of assets	3,940	-	-	-	-
Changes in operating assets and liabilities
Decrease in taxes recoverable	-	-	-	-	4,394
Decrease in prepaid expenses and deposits	-	-	-	-	1,962
Increase (decrease) in accounts payable and accrued liabilities	254,631	96,887	157,331	(508,467)	243,424
Increase in advances from related parties	51,869	877	-	804	-

	(6,468,698)	(19,198)	(36,189)	(722,833)	(350,796)

Cash flows from (used in) financing activities
Shares subscriptions received in advance	-	-	(19,000)	-	(613,583)
Cost of repurchase of common stock	(1,000)	-	-	-	-
Proceeds from issuance of common stock, net of share issue costs	8,146,915	-	18,900	1,775,000	730,665

	8,145,915	-	(100)	1,775,000	117,082
Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-	-
Oil and gas exploration	(22,609)	-	-	-	-
Mineral property exploration	(48,609)	-	-	-	-
Business acquisition, net of cash received	(1,499,422)	-	-	(1,000,000)	(250,000)
Purchase of equipment	(53,550)	-	-	-	-
Website development costs	(40,000)	-	-	-	-

	(1,620,836)	-	-	(1,000,000)	(250,000)

Increase (decrease) in cash and cash equivalents	56,381	(19,198)	(36,289)	52,167	(483,714)

Cash and cash equivalents, beginning of period	-	75,579	45,478	4,214	492,903

Cash and cash equivalents, end of period	56,381	56,381	9,189	56,381	9,189

Supplemental Disclosures with Respect of Cash Flows (Note 12)

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	-	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	-	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	-	1,592,565
Common shares issued for cash ($25 per unit) (Note 7)	121,800	1	2,944,578	-	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	-	(212,450)
Warrants issued (Note 7)	-	-	100,421	-	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share) (Note 7)	46,250	1	1,341,249	(1,341,250)	-	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share (Notes 4, 7 and 12)	20,000	1	535,999	-	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	-	(9,511,457)

Balance at 31 December 2007	1,722,502	18	14,314,963	(725,796)	-	(12,179,512)	-	1,409,674
Stock-based compensation (Note 7)	-	-	-	725,796	-	-	-	725,796
Stock awards cancelled (Note 7)	(31,250)	(1)	1	-	-	-	-	-
Stock options forfeited (Note 7)	-	-	(3,245,532)	-	-	-	-	(3,245,532)
Common shares issued for business acquisition ($0.25 per share) (Notes 4, 7 and 12)	2,500,000	25	624,975	-	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	-	613,583
Net income for the year	-	-	-	-		983,065	-	983,065

Balance at 31 December 2008	4,191,252	42	11,694,408	-	613,583	(11,196,447)	-	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 7)	5,412,333	54	811,796	-	(613,583)	-	-	198,267
Share issue costs	-	-	(81,185)	-	-	-	-	(81,185)
Common shares issued for business acquisition ($0.11 per share) (Notes 4, 7 and 12)	3,500,000	35	384,965	-	-	-	-	385,000
Business acquisition	-	-	-	-	-	-	3,375,000	3,375,000
Net income for the year	-	-	-	-	-	1,482,243	-	1,482,243

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non-controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911
Common shares issued for business acquisition ($0.25 per share) (Notes 4, 7 and 12)	5,000,000	50	1,249,950	-	-	-	-	1,250,000
Common shares issued for cash ($0.10 per unit) (Note 7)	18,750,000	188	1,015,720	-	-	-	-	1,015,720
Warrants issued (Note 7)	-	-	859,092	-	-	-	-	859,092
Share issue costs	-	-	(100,000)	-	-	-	-	(100,000)
Business acquisition	-	-	-	-	-	-	(1,115,000)	(1,115,000)
Net loss for the period	-	-	-	-	-	(219,502)	-	(219,502)

Balance at 30 June 2010	36,853,585	369	15,834,746	-	-	(9,933,706)	2,260,000	8,161,409

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

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

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006.  The Company also follows ASC 810-10, “Consolidation” and fully consolidates the assets, liabilities, revenues and expenses of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the law of Panama.  The Company owns a 50% interest in Beardmore.  It recognizes the other owner’s equity under the heading non-controlling interest (Note 14).

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 30 June 2010 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $219,502 for the six month period ended 30 June 2010 (30 June 2009 – $611,662, cumulative – $9,933,706) and has a working capital deficit of $509,029 at 30 June 2010 (31 December 2009 – $808,681).

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
30 June 2010

2.             Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these interim consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 June 2010, the Company has cash and cash equivalents in the amount of $56,381 (31 December 2009 – $4,214).

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
30 June 2010

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 June 2010

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 June 2010, the Company does not have any asset retirement obligations.

Convertible debt

The Company has adopted the Financial Accounting Standards Board (“FASB”) issued new guidance for accounting for convertible debt instruments that may be settled in cash.  The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options”, requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The new guidance was to be applied retrospectively to all periods presented upon those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
30 June 2010

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

Changes in accounting policies

In June 2009, the FASB issued the Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The adoption of SFAS No. 167 did not have a material impact on the Company’s interim consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The adoption of SFAS No. 166 did not have a material impact on the Company’s interim consolidated financial statements.

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

On 1 January 2010, the Company adopted ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”.  ASU No. 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated.  In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of ASU No. 2010-02 did not have a material impact on the Company’s interim consolidated financial statements.

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

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s interim consolidated financial statements.

3.         Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as at 30 June 2010 are amounts due to a director and a former officer of the Company of $28,105 (31 December 2009 – $42,224).  The amounts are non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 30 June 2010 is an amount due to a Company with directors and officers in common with the Company of $Nil (31 December 2009 – $88,435).  The amount is non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 30 June 2010 is an advance received from a former officer of the Company of $Nil (31 December 2009 – $28,084).  The amount is non-interest bearing, unsecured and has no fixed terms of repayment.

4.         Mineral Property Interests

The Temasek Properties

Effective 18 September 2008 (the “Effective Date”), the Company entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama  (the “Temasek Agreement”).

Pursuant to the Temasek Agreement, the Company acquired four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mineral rights in Peru potentially resulting in the acquisition of 100% of the mineral rights (the “Mineral Rights”).  The Mineral Rights are owned by Rio Santiago Minerales S.A.C. (“Rio Santiago”).  Beardmore, a wholly-owned subsidiary of Temasek, owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  The acquisition of each 25% interest in the Mineral Rights will occur through the transfer to the Company of 25% of the outstanding shares of Beardmore (Note 14).

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	Pay $250,000 (paid) to Temasek on the date the Agreement is executed;

•	Issue 2,500,000 common shares (issued) of the Company to Temasek within five business days from the Effective Date (Notes 7 and 12); and

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

•	Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  Under the Second Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Amending Temasek Agreement within thirty days from the Effective Date:

•	Exercise and complete the initial 25% option (completed);

•	Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Notes 7 and 11); and

•	Pay an additional $750,000 to Temasek by 5 March 2010 (paid).

The Company entered into an amending agreement dated 25 June 2010 (the “Amendment Effective Date”) with Temasek related to the Temasek Properties (the “Third Amending Temasek Agreement”).  Under the Third Amending Temasek Agreement, the Company may now exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions as set out in the Third Amending Temasek Agreement within ten business days from the Amendment Effective Date:

•	Exercise and complete the initial and second 25% options (completed);

•	Issue 11,000,000 additional common shares of the Company to Temasek (5,000,000 common shares issued on 9 March 2010) (Notes 7 and 12);

•	Pay an additional $250,000 to Temasek (paid);

•
Issue a convertible note for $250,000 to Temasek (the “$250,000 Convertible Note”) (issued).  The $250,000 Convertible Note has a term of ninety days and will accrue interest at a rate of 12% per annum.  Both principal and interest under the $250,000 Convertible Note are payable upon maturity  (Notes 8 and 12); and

•
Issue a convertible note for $3,250,000 to Temasek (the “$3,250,000 Convertible Note”) (issued).  The $3,250,000 Convertible Note has a term of three years and will accrue interest at a rate of 12% per annum. Interest will be payable annually and the principal is payable upon maturity (Notes 8 and 12).

Any principal and interest due under either of the Convertible Notes is convertible, at the option of Temasek, into units at a fixed conversion price of $0.25 per unit.  Each unit consists of one common share of the Company and one share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share of the Company at an exercise price of $0.50 per share (Note 8).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

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

The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 10).

5.         Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	30 June 2010	31 December 2009 (Audited)
	$	$	$	$

Furniture, computer and office equipment	38,505	23,950	14,555	17,125
Computer software	8,928	8,928	-	-

	47,433	32,878	14,555	17,125

During the six month period ended 30 June 2010, total additions to property and equipment were $Nil (30 June 2009 – $Nil).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

6.        Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 June 2010	31 December 2009 (Audited)
	$	$	$	$

Website development	40,000	35,833	4,167	10,833

During the six month period ended 30 June 2010, total additions to website development were $Nil (30 June 2009 – $Nil).

7.         Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 of common shares with par value of $0.00001
•	200,000,000 of blank check preferred shares with par value of $0.001

Issued and outstanding

As at 30 June 2010, the total issued and outstanding capital stock is 36,853,585 common shares with a par value of $0.00001 per share.

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one share of common stock with par value $0.00001 and one common stock purchase warrant.  Each one common stock purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  As at 30 June 2010, all of the related share purchase warrants in this series remain outstanding.

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
30 June 2010

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

Stock options

As at 30 June 2010, there are Nil incentive stock options outstanding (31 December 2009 – Nil).

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
30 June 2010

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

The Company had no option activities during the six month periods ended 30 June and 2010 and 2009.

Warrants

As at 30 June 2010, there are 18,750,000 warrants outstanding (31 December 2009 – Nil).

On 25 March 2010, as part of the 18,750,000 unit private placement, the Company issued 18,750,000 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  As at 30 June 2010, all of the related share purchase warrants in this series remain outstanding.

During the year ended 31 December 2007, as part of the 121,800 unit private placement, the Company issued 60,900 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  During the year ended 31 December 2008, all of the related share purchase warrants in this series expired.  As at 30 June 2010, none of the related share purchase warrants in this series remain outstanding.

During the year ended 31 December 2007, the Company issued 8,358 agent compensation warrants for services rendered by a private placement agent.  Each warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008. During the year ended 31 December 2008, all of the related share purchase warrants in this series expired.  As at 30 June 2010, none of the related share purchase warrants in this series remain outstanding.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

The following is a summary of warrant activities during the six month periods ended 30 June 2010 and 2009:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2010	-	-

Granted	18,750,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 June 2010	18,750,000	0.10

Weighted average fair value of warrants granted during the period		0.05

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 June 2009	-	-

Weighted average fair value of warrants granted during the period		-

The weighted average grant date fair value of warrants issued during the six month period ended 30 June 2010, amounted to $859,092 ($0.05 per warrant) (31 December 2009 - $Nil). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2010	2009

Risk free interest rate	0.44%	-
Expected life	1.00 year	-
Annualized volatility	317.72%	-
Expected dividends	-	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

8.         Convertible Promissory Notes

	30 June 2010 $	31 December 2009 (Audited) $

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with principal and interest amounts due upon maturity on 25 September 2010.  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into conversion units (the “Units”) at any time up to 25 September 2010 at $0.25 per Unit where a Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 commencing six months after the date of issuance until one year from the date of issuance.  During the six month period ended 30 June 2010, the Company accrued interest expense of $411 (30 June 2009 – $Nil). The balance as at 30 June 2010 consists of principal and accrued interest of $250,000 (31 December 2009 – $Nil) and $411 (31 December 2009 – $Nil), respectively (Notes 4 and 12).
	250,411	-

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with interest amount payable annually and principal amount due upon maturity on 25 June 2013.  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into Units at any time up to 25 June 2013 at $0.25 per Unit where a Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 commencing six months after the date of issuance until one year from the date of issuance.  During the six month period ended 30 June 2010, the Company accrued interest expense of $5,342 (30 June 2009 – $Nil). The balance as at 30 June 2010 consists of principal and accrued interest of $3,250,000 (31 December 2009 – $Nil) and $5,342 (31 December 2009 – $Nil), respectively (Notes 4 and 12).
	3,255,342	-

Less: current portion	(255,753)	-

	3,250,000	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

9.            Due to Related Parties and Related Party Transactions

As at 30 June 2010, the amount due to related parties consists of $110,571 (31 December 2009 – $109,767) payable to companies controlled by shareholders and/or directors of Rio Santiago.

During the six month period ended 30 June 2010, the Company paid or accrued $Nil (30 June 2009 – $43,647) for consulting and management fees to former officers and directors of the Company.

During the six month period ended 30 June 2010, the Company paid or accrued $18,900 (30 June 2009 – $18,900) for financial and accounting services to a current officer of the Company.

During the six month period ended 30 June 2010, the Company paid or accrued $Nil (30 June 2009 – $5,820)
for consulting fees to a current director of the Company.

10.          Commitments

a.
During the six month period ended 30 June 2010, the Company entered into a ten-month contract for consulting services, commencing 1 March 2010, with a party to provide investor relations services for a monthly payment of $7,500.

b.
During the six month period ended 30 June 2010, the Company entered into a twelve-month contract for consulting services, commencing 1 April 2010, with a party to provide media services for a monthly  payment of $7,500.

c.
During the six month period ended 30 June 2010, the Company entered into a ten-month contract for consulting services, commencing 1 March 2010, with a party to provide management services for a monthly payment of $10,000.

d.	The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 4).

11.          Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 30 June 2010, the Company does not have any material assets outside of South America.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

12.          Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 30 June 2010	For the three month period ended 30 June 2010	For the three month period ended 30 June 2009	For the six month period ended 30 June 2010	For the six month period ended 30 June 2009
	$	$	$	$	$

Supplemental cash flows information
Interest expense	7,659	5,753	-	5,753	-
Foreign exchange gain (loss)	(17,756)	(1,418)	(1,250)	3,075	(1,213)

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-	-	-
Common shares issued for services ($6 per share)	50,000	-	-	-	-
Donated consulting services	16,200	-	-	-	-
Common shares cancelled and returned	(2)	-	-	-	-
Common shares issued for equity acquisition of Finmetal OY ($25.60 per share)	1,280,000	-	-	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-	-	-
Warrants issued	100,421	-	-	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	-	1,250,000	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-	-	-

During the six month period ended 30 June 2010, the Company accrued interest expense of $5,753 (30 June 2009 – $Nil) related to unpaid amount of the Temasek option payment (Note 4).

During the six month period ended 30 June 2010, the Company issued 5,000,000 common shares valued at $1,250,000 pursuant to the Third Amending Temasek Agreement (Note 4).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

13.           Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2010.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2010	For the six month period ended 30 June 2009
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	74,634	207,965
Contributions to capital by related parties	-	-
Less: Change in valuation allowance	(63,977)	(207,965)

Future income tax recovery	10,657	-

The composition of the Company’s deferred tax assets as at 30 June 2010 and 31 December 2009 are as follows:

	As at 30 June 2010	As at 31 December 2009 (Audited)
	$	$

Net income tax operating loss carryforward	5,379,690	5,305,056

Statutory federal income tax rate	26% - 34%	26% - 34%

Deferred tax assets (liabilities)	534,621	470,644
Less: Valuation allowance	(534,621)	(470,644)

Net deferred tax assets (liabilities)	-	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2010

14.          Interest in Variable Interest Entity

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

15.          Subsequent Event

There are no subsequent events from the date of the period ended 30 June 2010 to the date the interim consolidated financial statements were available to be issued on 19 August 2010.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•  risk that we will not be able to further amend the option agreement under which we acquired our fifty percent property interest in certain mining rights in certain properties in Peru in order to revive certain options we had which have lapsed as a result of our failure to meet the requirements necessary to exercise these options;

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

We no longer have any interest in any properties located in Finland and have allowed our options on these properties to lapse and revert back to the optionors so that we can pursue the development of our interests in the mineral rights on properties located in northeastern Peru.  As a result of our decision to not pursue the development of any interests in properties located in Finland, we dissolved our wholly-owned subsidiary, FinMetal OY, a corporation organized under the laws of Finland, effective July 17, 2009.  A description of each of the options we exercised to acquire our fifty percent interest in certain mining and mineral rights underlying properties located in Peru is set forth below.

The Peru Property

Our property interests located in Peru are in the exploration state.  These properties are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  These properties are described below.

We entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 18, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1, dated May 12, 2009 (“Amendment No. 1”) and Amendment No. 2, dated February 3, 2010 (“Amendment No. 2”) (collectively, the “Option Agreement”), in order to acquire four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru, that would have potentially resulted in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are currently owned by Rio Santiago Minerales S.A.C. ("Rio Santiago").  Beardmore Holdings, Inc. ("Beardmore") owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  Our acquisition of each twenty-five percent interest in the Mineral Rights was structured to occur through the transfer to us of twenty-five percent of the outstanding shares of Beardmore upon the exercise of each twenty-five percent option.

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

Under the terms of the Option Agreement, to date, we have acquired an aggregate fifty percent interest in the Mineral Rights through our acquisition of fifty percent of the outstanding shares of Beardmore.  We exercised the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights, by paying Temasek a total of $500,000 and issuing 2,500,000 shares of our common stock to Temasek on or about January 12, 2009 in accordance with the terms of the Option Agreement.  We exercised the second twenty-five percent option, which resulted in our acquisition of an aggregate fifty percent interest in the Mineral Rights, by paying Temasek a total of $750,000 and issuing 3,500,000 shares of our common stock to Temasek on or about March 22, 2010 in accordance with the terms of the Option Agreement.

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

On June 25, 2010 (“Amendment Effective Date”), we entered into an amendment (“Amendment No. 3”) to the Mineral Rights Option Agreement.  Under the terms of Amendment No. 3, we would have completed the exercise of the third and fourth twenty-five percent options, resulting in our acquisition of a one-hundred percent interest in the Mineral Rights, after fulfilling the following conditions (collectively the “Option Requirements”) within ten business days of the Amendment Effective Date:

•
Issuance to Temasek of a total of 6,000,000 shares of our common stock (in addition to the 5,000,000 shares previously issued by us to Temasek in March 2010, for a total share consideration for the purchase of the Mineral Rights of 11,000,000 shares);

•	Payment to Temasek of US $250,000 (of which such payment was acknowledged by Temasek to have been made in March 2010);

•	Issuance of a convertible note for US $250,000 (the “$250,000 Convertible Note”) payable to the order and the direction of Temasek (which was issued on June 25, 2010); and

•
Issuance of a convertible note for US $3,250,000 (the “$3,250,000 Convertible Note” and, collectively with the $250,000 Convertible Note, the "Convertible Notes") payable to the order and the direction of Temasek (which was issued on June 25, 2010).

The $250,000 Convertible Note has a term of ninety days and accrues interest at a rate of 12% per annum.  Both principle and interest under the $250,000 Convertible Note are to be paid upon maturity.

The $3,250,000 Convertible Note has a term of three years and accrues interest at a rate of 12% per annum.  Interest is payable annually and the principal is to be paid upon maturity.

Any interest and principal due under either of the Convertible Notes is convertible (at Temasek's option) into units which consist of one (1) share of the Company's common stock and one (1) warrant to purchase one (1) share of the Company's common stock at an exercise price of $0.50 per share.  The conversion price per unit is fixed at $0.25 per unit.

As of the date we were required to fulfill the Option Requirements under Amendment No. 3, we did not issue the 6,000,000 shares of our common stock required to exercise the third and fourth twenty-five percent options within the time periods set forth in the Option Agreement.  As a result, the options to acquire the third and fourth twenty-five percent options lapsed as of July 5, 2010.  We are considering our options and may seek to enter into negotiations with Temasek in order to further amend the Option Agreement in order to revive the third and fourth twenty-five percent options.  There can be no assurance that we will be successful in amending the Option Agreement or securing the necessary funding to exercise the third or fourth twenty-five percent options should we be successful in reviving these options.  In the event that we are unable to enter into another amendment to the Option Agreement, our ownership interest in the Mineral Rights would be limited to our fifty percent interest, we would be without the ability to acquire the third and fourth twenty-five percent options to acquire an aggregate seventy-five and one hundred percent interest in the Mineral Rights, respectively, and not be entitled to recover the $250,000 previously paid to Temasek and the 5,000,000 shares of our common stock, $250,000 Convertible Note and $3,250,000 Convertible Note previously issued to Temasek as partial consideration for the exercise of the third twenty-five percent option.

Were we to complete the acquisition of a one hundred percent interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for our sole benefit and hold the share strictly in accordance with our instructions.

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

Operating Expenses

We reported operating expenses in the amount of $125,915 for the three months ended June 30, 2010, compared to operating expenses of $197,814 for the three months ended June 30, 2009.   We reported operating expenses in the amount of $233,234 for the six month period ended June 30, 2010, compared to operating expenses of $610,449 for the six month period ended June 30, 2009.  Operating expenses were significantly lower for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, as a result of management scaling back our operations due to limited resources during the reporting period.  Scaling back our operations resulted in decreased professional fees and management and consulting fees and no expenditures relating to mineral property acquisition or exploration activities during the reporting period.

We did not incur any property exploration expenditures during the three or six months ended June 30, 2010.  We did not incur any property exploration expenditures during the three months ended June 30, 2009 and $136,057 for the six month ended June 2009.

We incurred professional fees of $22,787 for the three months ended June 30, 2010, compared to $72,551 for the three months ended June 30, 2009.  We incurred professional fees of $44,447 for the three months ended June 30, 2010, compared to $102,040 for the three months ended June 30, 2009.

We incurred consulting and management fees of $84,450 for the three months ended June 30, 2010, compared to $113,842 for the three months ended June 30, 2009.  We incurred consulting and management fees of $132,226 for the six month period ended June 30, 2010, compared to $271,547 for the six month period ended June 30, 2009.

We anticipate that our expenditures will increase if we are able to secure sufficient financing to be able to recommence our exploration and development program.

Other Items

We reported foreign exchange loss of $1,418 for the three months ended June 30, 2010, as compared to $1,250 for the three months ended June 30, 2009.  We reported foreign exchange gain of $3,075 for the six months ended June 30, 2010, as compared to a foreign exchange loss of $1,213 for the six months ended June 30, 2009.

Net (Income) Loss

We had net loss of $127,333 for the three months ended June 30, 2010, as compared to a net loss of $199,064 for the three months ended June 30, 2009.  We had net loss of $219,502 for the six month period ended June 30, 2010, as compared to a net loss of $611,662 for the six month period ended June 30, 2009.  The decrease in our net loss was attributable to decreased expenses from scaling back of our operations.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $56,381, compared to $4,214 at December 31, 2009, and a working capital deficit of $509,029, compared to working capital deficit of $808,681 at December 31, 2009.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $1,015,000 over the next twelve months.  We anticipate spending approximately $70,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $840,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the six months ended June 30, 2010 and 2009 used cash of $722,833 and $350,796, respectively, which reflect our recurring operating losses.  A decrease in our accounts payable and accrued liabilities of $508,467 and losses of $219,502 were the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the six month period ended June 30, 2010, we used $1,000,000 in investing activities, as compared to $250,000 used in investing activities during the six months ended June 30, 2009.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the six months ended June 30, 2010 was $1,775,000, all of which was received as proceeds from the issuance of shares of our common stock and common stock purchase warrants.  Net cash flows provided by financing activities for the six months ended June 30, 2009 was $117,082, all of which was also received from subscriptions for shares of our common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to June 30, 2010 of $9,933,706 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash and cash equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2010, we had cash and cash equivalents in the amount of $56,381 (December 31, 2009 – $4,214).

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at June 30, 2010, we have no items that represent a comprehensive loss and, therefore, have not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset retirement obligations

We have adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  ASC 410 requires us to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets.  The liability will be accreted and the asset will be depreciated over the life of the related assets.  Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  As at June 30, 2010, we do not have any asset retirement obligations.

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

Recent accounting pronouncements

              In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact our interim consolidated financial statements.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and former Chief Financial Officer, Mr. Kenneth Phillippe.  Based upon that evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A.       Risk Factors.

Not Applicable.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2010, we issued to Temasek a convertible note for US $250,000 (the “$250,000 Convertible Note”) and a convertible note for US $3,250,000 (the “$3,250,000 Convertible Note” and, collectively with the $250,000 Convertible Note, the "Convertible Notes") as part of the consideration required for the exercise of the third and fourth twenty-five percent options pursuant to the Mineral Rights Option Agreement, dated September 18, 2008, which was amended and supplemented by Amendment No. 1, dated May 12, 2009, Amendment No. 2, dated February 3, 2010, and Amendment No. 3, dated June 25, 2010.  The $250,000 Convertible Note has a term of ninety days and accrues interest at a rate of 12% per annum.  Both principle and interest under the $250,000 Convertible Note are to be paid upon maturity.  The $3,250,000 Convertible Note has a term of three years and accrues interest at a rate of 12% per annum.  Interest is payable annually and the principal is to be paid upon maturity.  Any interest and principal due under either of the Convertible Notes is convertible (at Temasek's option) into units which consist of one (1) share of the Company's common stock and one (1) warrant to purchase one (1) share of the Company's common stock at an exercise price of $0.50 per share.  The conversion price per unit is fixed at $0.25 per unit.  These securities were issued in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising in relation to the issuance of these Convertible Notes to Temasek.

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

Amazon Goldsands Ltd.

Date: August 20, 2010	By: /s/ Robert Van Tassell Robert Van Tassell Title: Chief Executive Officer

Date: August 20, 2010	By: /s/ Tony Langford Tony Langford Title: Chief Financial Officer

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-51203)
3.2	Certificate of Amendment to Articles of Incorporation, evidencing name change to "FinMetal Mining Ltd."	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
3.3	Certificate of Change Pursuant to NRS 78.209	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.4	Amended and Restated By-laws of the Company	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 2, 2008
10.1	Mineral Right Option Agreement between the Company and Temasek Investments Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008
10.2	Amendment to Mineral Right Option Agreement between the Company and Temasek Investments, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2009.
10.3	Second Amendment to Mineral Right Option Agreement, dated February 3, 2010	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2010
10.4	Third Amendment to Mineral Right Option Agreement, dated June 25, 2010	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2010
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

.