Form 10-Q
period 2010-09-30
AMAZON GOLDSANDS LTD.
filed 2010-11-18
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-51203

Amazon Goldsands Ltd.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Alcalá Centro de Negocios, Cra 43 B # 14-51 Office 705, Medellin, Colombia
(Address of principal executive offices)
+574 461 61 54
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2010
Common Stock, $0.00001 par value	36,853,585

 PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2010 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2010.
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and from inception on September 5, 1997 to September 30, 2010.
F-3	Unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009 and from inception on September 5, 1997 to September 30, 2010.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on September 5, 1997 to September 30, 2010.
F-7	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 September 2010	As at 31 December 2009 (Audited)
	$	$

Assets

Current
Cash and cash equivalents (Note 2)	39,485	4,214

Mineral property interests (Note 4)	12,012,287	7,361,401

Property and equipment (Note 5)	13,272	17,125

Website development cost (Note 6)	833	10,833

	12,065,877	7,393,573

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	376,188	812,895
Current portion of convertible promissory notes (Note 8)	361,617	-

	737,805	812,895

Convertible promissory notes (Note 8)	3,250,000	-

Due to related parties (Note 9)	109,696	109,767

	4,097,501	922,662

Stockholders’ equity
Common stock (Note 7)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
30 September 2010 – 36,853,585 common shares, par value $0.00001
31 December 2009 – 13,103,585 common shares, par value $0.00001	369	131
Additional paid in capital	15,834,746	12,809,984
Deficit, accumulated during the exploration stage	(10,126,739)	(9,714,204)

	5,708,376	3,095,911

Non-controlling interest (Note 14)	2,260,000	3,375,000

	7,968,376	6,470,911

	12,065,877	7,393,573

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 10) and Subsequent Events (Note 15)

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 September 2010	For the three month period ended 30 September 2010	For the three month period ended 30 September 2009	For the nine month period ended 30 September 2010	For the nine month period ended 30 September 2009
	$	$	$	$	$
Expenses
Amortization – property and equipment	36,336	1,283	2,210	3,853	6,629
Amortization – website development costs	39,168	3,334	3,333	10,000	10,000
Bank charges and interest (Note 8)	122,856	106,172	1,421	113,259	2,616
Consulting and management fees (Note 9)	5,130,468	66,950	57,013	199,176	328,560
Investor communication and promotion	632,571	-	-	14,000	61,347
Office and administrative	116,593	-	-	258	1,700
Professional fees	636,021	15,363	13,500	59,810	115,540
Rent	56,416	-	3,000	2,000	9,000
Telephone	54,659	-	-	-	276
Transfer agent and filing fees	47,282	1,012	1,140	4,991	4,223
Travel and accommodation	377,754	-	-	-	1,118
Website maintenance	86,000	-	7,500	20,000	22,500
Mineral property acquisition and exploration expenditures	5,235,144	-	-	-	136,057

Net operating loss before other items	(12,571,268)	(194,114)	(89,117)	(427,347)	(699,566)

Other items
Foreign exchange gain (loss)	(16,676)	1,082	(1,040)	4,155	(2,253)
Forgiveness of debt	39,000	-	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	-	-	-
Recovery of expenses	4,982	-	-	-	-
Write-down of incorporation cost	(12,500)	-	-	-	-
Write-down of assets	(14,111)	-	-	-	-

Net operating loss before income taxes	(12,457,267)	(193,032)	(90,157)	(423,192)	(701,819)

Future income tax recovery (Note 13)	2,330,528	-	-	10,657	-

Net operating loss and comprehensive loss for the period	(10,126,739)	(193,032)	(90,157)	(412,535)	(701,819)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.01)	(0.08)

Weighted average number of common shares used in per share calculations		36,853,585	13,103,585	29,777,855	9,086,976

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 September 2010	For the three month period ended 30 September 2010	For the three month period ended 30 September 2009	For the nine month period ended 30 September 2010	For the nine month period ended 30 September 2009
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(10,126,739)	(193,032)	(90,157)	(412,535)	(701,819)
Adjustments to reconcile loss to net cash used by operating activities
Amortization (Notes 5 and 6)	75,505	4,617	5,543	13,853	16,629
Accrued interest (Note 8)	111,617	105,863	1,233	111,617	1,233
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(24,000)	-	-	-	-
Future income tax recovery (Note 13)	(2,330,528)	-	-	(10,657)	-
Gain on sale of oil and gas property	(10,745)	-	-	-	-
Mineral property acquisition	1,816,000	-	-	-	-
Stock based compensation	3,587,000	-	-	-	-
Write-down of assets	3,940	-	-	-	-
Changes in operating assets and liabilities
Decrease in taxes recoverable	-	-	-	-	4,394
Decrease in prepaid expenses and deposits	-	-	-	-	1,962
Increase (decrease) in accounts payable and accrued liabilities	321,162	66,531	78,144	(441,936)	321,568
Increase (decrease) in advances from related parties	50,994	(875)	-	(71)	-

	(6,485,594)	(16,896)	(5,237)	(739,729)	(356,033)

Cash flows from financing activities
Shares subscriptions received in advance	-	-	-	-	(613,583)
Cost of repurchase of common stock	(1,000)	-	-	-	-
Proceeds from issuance of common stock, net of share issue costs (Note 7)	8,146,915	-	-	1,775,000	730,665

	8,145,915	-	-	1,775,000	117,082
Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-	-
Oil and gas exploration	(22,609)	-	-	-	-
Mineral property exploration	(48,609)	-	-	-	-
Business acquisition, net of cash received (Note 14)	(1,499,422)	-	-	(1,000,000)	(250,000)
Purchase of equipment	(53,550)	-	-	-	-
Website development costs	(40,000)	-	-	-	-

	(1,620,836)	-	-	(1,000,000)	(250,000)

Increase (decrease) in cash and cash equivalents	39,485	(16,896)	(5,237)	35,271	(488,951)

Cash and cash equivalents, beginning of period	-	56,381	9,189	4,214	492,903

Cash and cash equivalents, end of period	39,485	39,485	3,952	39,485	3,952

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911
Common shares issued for business acquisition ($0.25 per share) (Notes 4, 7 and 12)	5,000,000	50	1,249,950	-	-	-	-	1,250,000
Common shares issued for cash ($0.10 per unit) (Note 7)	18,750,000	188	1,015,720	-	-	-	-	1,015,908
Warrants issued (Note 7)	-	-	859,092	-	-	-	-	859,092
Share issue costs	-	-	(100,000)	-	-	-	-	(100,000)
Business acquisition	-	-	-	-	-	-	(1,115,000)	(1,115,000)
Net loss for the period	-	-	-	-	-	(412,535)	-	(412,535)

Balance at 30 September 2010	36,853,585	369	15,834,746	-	-	(10,126,739)	2,260,000	7,968,376

The accompanying notes are an integral part of these interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

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

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006.  The Company also follows ASC 810-10, “Consolidation” and fully consolidates the assets, liabilities, revenues and expenses of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the laws of Panama.  The Company owns a 50% interest in Beardmore.  It recognizes the other owner’s equity under the heading non-controlling interest (Note 14).

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 30 September 2010 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $412,535 for the nine month period ended 30 September 2010 (30 September 2009 – $701,819, cumulative – $10,126,739) and has a working capital deficit of $698,320 at 30 September 2010 (31 December 2009 – $808,681).

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
30 September 2010

2.         Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these interim consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 September 2010, the Company has cash and cash equivalents in the amount of $39,485 (31 December 2009 – $4,214).

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
30 September 2010

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

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, the financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  The adoption of ASC 718 did not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

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
30 September 2010

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 September 2010, the Company does not have any asset retirement obligations.

Convertible debt

The Company has adopted the Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options” and applies this guidance retrospectively to all periods presented upon those fiscal years.  ASC 470-20 requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.

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
30 September 2010

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
30 September 2010

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

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 is not expected to have a material impact on the Company’s interim consolidated financial statements.

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company’s interim consolidated financial statements.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASU No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company’s interim consolidated financial statements.

3.             Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities as at 30 September 2010 are amounts due to a director and a former officer of the Company of $33,000 (31 December 2009 – $42,224).  The amounts are non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 30 September 2010 is an amount due to a Company with directors and officers in common with the Company of $Nil (31 December 2009 – $88,435).  The amount is non-interest bearing, unsecured and due on demand.

Included in accounts payable and accrued liabilities as at 30 September 2010 is an advance received from a former officer of the Company of $Nil (31 December 2009 – $28,084).  The amount is non-interest bearing, unsecured and has no fixed terms of repayment.

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
30 September 2010

•	Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  Under the Second Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Amending Temasek Agreement within thirty days from the Effective Date:

•	Exercise and complete the initial 25% option (completed);

•	Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Notes 7 and 12); and

•	Pay an additional $750,000 to Temasek by 5 March 2010 (paid).

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
30 September 2010

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

5.         Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	30 September 2010	31 December 2009 (Audited)
	$	$	$	$

Furniture, computer and office equipment	38,505	25,233	13,272	17,125
Computer software	8,928	8,928	-	-

	47,433	34,161	13,272	17,125

During the nine month period ended 30 September 2010, total additions to property and equipment were $Nil (30 September 2009 – $Nil).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

6.          Website Development Cost

			Net Book Value
	Cost	Accumulated amortization	30 September 2010	31 December 2009 (Audited)
	$	$	$	$

Website development	40,000	39,167	833	10,833

During the nine month period ended 30 September 2010, total additions to website development were $Nil (30 September 2009 – $Nil).

7.            Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 of common shares with par value of $0.00001
•	200,000,000 of blank check preferred shares with par value of $0.001

Issued and outstanding

As at 30 September 2010, the total issued and outstanding capital stock is 36,853,585 common shares with a par value of $0.00001 per share.

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each one share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  As at 30 September 2010, all of the related share purchase warrants in this series remain outstanding.

On 9 March 2010, the Company issued 5,000,000 common shares valued at $1,250,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 4 and 12).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Notes 4 and 12).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 140,000 common shares for total proceeds of $18,900 ($0.15 per common share), net of share issue costs of $2,100.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

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

Stock options

As at 30 September 2010, there are Nil incentive stock options outstanding (31 December 2009 – Nil).

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
30 September 2010

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

The Company had no option activities during the nine month periods ended 30 September and 2010 and 2009.

Warrants

As at 30 September 2010, there are 18,750,000 warrants outstanding (31 December 2009 – Nil).

On 25 March 2010, as part of the 18,750,000 unit private placement, the Company issued 18,750,000 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering and terminating one year from the closing date of the offering.  As at 30 September 2010, all of the related share purchase warrants in this series remain outstanding.

During the year ended 31 December 2007, as part of the 121,800 unit private placement, the Company issued 60,900 share purchase warrants.  Each share purchase warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008.  During the year ended 31 December 2008, all of the related share purchase warrants in this series expired.  As at 30 September 2010, none of the related share purchase warrants in this series remain outstanding.

During the year ended 31 December 2007, the Company issued 8,358 agent compensation warrants for services rendered by a private placement agent.  Each warrant entitles the holder to purchase one common share at a price of $35 up to 17 April 2008. During the year ended 31 December 2008, all of the related share purchase warrants in this series expired.  As at 30 September 2010, none of the related share purchase warrants in this series remain outstanding.

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

The following is a summary of warrant activities during the nine month periods ended 30 September 2010 and 2009:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 September 2009	-	-

Weighted average fair value of warrants granted during the period		-

Outstanding and exercisable at 1 January 2010	-	-

Granted	18,750,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 September 2010	18,750,000	0.10

Weighted average fair value of warrants granted during the period		0.05

The weighted average grant date fair value of warrants issued during the nine month period ended 30 September 2010, amounted to $859,092 ($0.05 per warrant) (31 December 2009 - $Nil). The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

	2010	2009

Risk free interest rate	0.44%	-
Expected life	1.00 year	-
Annualized volatility	317.72%	-
Expected dividends	-	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

8.            Convertible Promissory Notes

	30 September 2010 $	31 December 2009 (Audited) $

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with principal and interest amounts due upon maturity on 25 September 2010.  The Company is in the process of renegotiating the terms of the $250,000 Convertible Note (Note 10).  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into conversion units (the “Units”) at any time up to 25 September 2010 at $0.25 per Unit where a Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 commencing six months after the date of issuance until one year from the date of issuance.  During the nine month period ended 30 September 2010, the Company accrued interest expense of $7,973 (30 September 2009 – $Nil). The balance as at 30 September 2010 consists of principal and accrued interest of $250,000 (31 December 2009 – $Nil) and $7,973 (31 December 2009 – $Nil), respectively (Notes 4 and 12).
	257,973	-

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with interest amount payable annually and principal amount due upon maturity on 25 June 2013.  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into Units at any time up to 25 June 2013 at $0.25 per Unit where a Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 commencing six months after the date of issuance until one year from the date of issuance.  During the nine month period ended 30 September 2010, the Company accrued interest expense of $103,644 (30 September 2009 – $Nil). The balance as at 30 September 2010 consists of principal and accrued interest of $3,250,000 (31 December 2009 – $Nil) and $103,644 (31 December 2009 – $Nil), respectively (Notes 4 and 12).
	3,353,644	-

Less: current portion	(361,617)	-

	3,250,000	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

9.            Due to Related Parties and Related Party Transactions

As at 30 September 2010, the amount due to related parties consists of $109,696 (31 December 2009 – $109,767) payable to companies controlled by shareholders and/or directors of Rio Santiago.

During the nine month period ended 30 September 2010, the Company paid or accrued $Nil (30 September  2009 – $58,435) for consulting and management fees to former officers and directors of the Company.

During the nine month period ended 30 September 2010, the Company paid or accrued $5,000 (30 September 2009 – $Nil) for financial and accounting services to a current officer of the Company.

During the nine month period ended 30 September 2010, the Company paid or accrued $28,350 (30 September 2009 – $28,350) for financial and accounting services to a former officer of the Company.

10.          Commitments

a.
During the nine month period ended 30 September 2010, the Company entered into a ten-month contract for consulting services, commencing 1 March 2010, with a party to provide investor relations services for a monthly payment of $7,500.

b.
During the nine month period ended 30 September 2010, the Company entered into a twelve-month contract for consulting services, commencing 1 April 2010, with a party to provide media services for a monthly  payment of $7,500.  The contract was terminated effective 1 July 2010.

c.
During the nine month period ended 30 September 2010, the Company entered into a ten-month contract for consulting services, commencing 1 March 2010, with a party to provide management services for a monthly payment of $10,000.

d.
During the nine month period ended 30 September 2010, the Company entered into a three-month contract, commencing 24 July 2010, with a party to provide financial and administrative services for a monthly payment of $2,500.  Subsequent to the nine month period ended 30 September 2010, the contract for financial and administrative services was extended for an indefinite period (Note 15).

e.	The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 4).

f.	The Company is subject to certain outstanding commitments related to the $250,000 Convertible Note. The Company is in the process of renegotiating the terms with Temasek (Note 8).

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

11.           Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in Canada.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 30 September 2010, the Company does not have any material assets outside of South America.

12.          Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 30 September 2010	For the three month period ended 30 September 2010	For the three month period ended 30 September 2009	For the nine month period ended 30 September 2010	For the nine month period ended 30 September 2009
	$	$	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	1,233	-	1,233
Foreign exchange gain (loss)	(16,676)	1,082	(1,040)	4,155	(2,253)
Income taxes paid	-	-	-	-	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-	-	-
Common shares issued for services ($6 per share)	50,000	-	-	-	-
Donated consulting services	16,200	-	-	-	-
Common shares cancelled and returned	(2)	-	-	-	-
Common shares issued for equity acquisition of Finmetal OY ($25.60 per share)	1,280,000	-	-	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-	-	-
Warrants issued	100,421	-	-	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	-	1,250,000	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-	-	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

During the nine month period ended 30 September 2010, the Company accrued interest expense of $111,617 (30 September 2009 – $Nil) related to unpaid amount of the Temasek option payment (Notes 4 and 8).

During the nine month period ended 30 September 2010, the Company issued 5,000,000 common shares valued at $1,250,000 pursuant to the Third Amending Temasek Agreement (Notes 4 and 7).

13.          Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2010.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2010	For the nine month period ended 30 September 2009
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	140,258	238,618
Less: Change in valuation allowance	(129,601)	(238,618)

Future income tax recovery	10,657	-

Amazon Goldsands Ltd.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2010

The composition of the Company’s deferred tax assets as at 30 September 2010 and 31 December 2009 are as follows:

	As at 30 September 2010	As at 31 December 2009 (Audited)
	$	$

Net income tax operating loss carryforward	5,445,314	5,305,056

Statutory federal income tax rate	26% - 34%	26% - 34%

Deferred tax assets (liabilities)	600,245	470,644
Less: Valuation allowance	(600,245)	(470,644)

Net deferred tax assets (liabilities)	-	-

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

15.           Subsequent Events

The following event occurred during the period from the period ended 30 September 2010 to the date the interim consolidated financial statements were available to be issued on 15 November 2010:

On October 20, 2010, the contract for financial and administrative services was extended for an indefinite period for a monthly payment of $2,500 (Note 10(d)).

On 8 November 2010, the Company filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger whereby the Company would merge with the Company's wholly-owned subsidiary, First Colombia Gold Corp., through a parent/subsidiary merger, with the Company as the surviving corporation.  The merger will become effective on 29 November 2010. At the effective time of the merger, the Company's name will be changed to "First Colombia Gold Corp." and the Company's Articles of Incorporation will be amended to reflect this name change.

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

●
risk that we will not be able to further amend the option agreement under which we acquired our fifty percent property interest in certain mining rights in certain properties in Peru in order to revive certain options we had which have lapsed as a result of our failure to meet the requirements necessary to exercise these options;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Peru;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

In September 2008, we reorganized our operations and our current focus is on the acquisition and development of our interests in the mineral rights on properties located in northeastern Peru.  Effective June 6, 2008, we merged with our wholly-owned subsidiary, Amazon Goldsands Ltd., pursuant to Articles of Merger that we filed with the Nevada Secretary of State.  We decided to change our name to "Amazon Goldsands Ltd." to better reflect our focus on the acquisition and development of certain mining and mineral rights underlying properties located in South America.

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

We, as part of business activities, also intend to evaluate opportunities to acquire additional mining properties in Colombia, South America, some of which may be mineral deposits that are fully defined and have already completed the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we may seek to acquire may have a significant amount of proven and probable reserves with what we believe to be excellent potential for expansion.  We may also seek to acquire other drill-ready exploration projects that contain little or no proven reserves, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.  In order to acquire any additional mining properties or exploration projects, we will need to secure additional financing.  We have not made any material progress in indentifying any such properties due to our current financial position.

Name Change

On November 8, 2010, we filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger whereby we would merge with our wholly-owned subsidiary, First Colombia Gold Corp., through a parent/subsidiary merger, with us as the surviving corporation.  This merger will become effective on November 29, 2010.  Shareholder approval for this merger was not required under Nevada Revised Statutes Section 92A.180.  At the effective time of this merger, our name will be changed to “First Colombia Gold Corp.” and our Articles of Incorporation will be amended to reflect this name change.  We decided to change our corporate name to better reflect our decision to expand our business plan to pursue the acquisition and development of the mineral and mining rights underlying properties located in Colombia.

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

Should we be able to complete the acquisition of a one hundred percent interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for our sole benefit and hold the share strictly in accordance with our instructions.

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

Activity	USD 000s
Annual Fee	50
Surface Rights Access	15
Mapping	25
Geophysics – Seismic	50
Churn Drilling	200
Consultants	90
Personnel	100
Camp	100
Field	75
Air Transport	90
Water Transport	40
Ground Transport	25
Equipment & Permitting	55
Community Outreach	25
Administration New Business	75

Total	1,015

In the event that we succeed in securing additional financing and are able to commence our planned exploration activities, but the results of our initial exploration program prove not to be sufficiently positive to warrant proceeding with a further exploration on the Peru property, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities.  Presently, we have not given any material consideration to the acquisition of other exploration properties.

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

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.  We will not generate any revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell our mineral properties.

Operating Expenses

We incurred operating expenses in the amount of $194,114 for the three months ended September 30, 2010, as compared to operating expenses of $89,117 for the three months ended September 30, 2009.  The increase in our operating expenses for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is primarily attributable to increased bank charges and interest expenditures during the reporting period.  We recorded bank charges and interest expenditures of $106,172 for the three months ended September 30, 2010, as compared to bank charges and interest expenditures of $1,421 for the three months ended September 30, 2009.  The bank charges and interest expenditures during the three months ended September 30, 2010 related to interest on the $250,000 Convertible Note and $3,250,000 Convertible Note issued to Temasek as partial consideration for the exercise of the third and fourth twenty-five percent option.

We anticipate that our expenditures will increase if we are able to secure sufficient financing to be able to recommence our exploration and development program.

Other Items

We reported other income of $1,082 for the three months ended September 30, 2010, as compared to other loss of $1,040 for the three months ended September 30, 2009.  Other income for the three months ended September 30, 2010 resulted from a foreign exchange gain and other loss for the three months ended September 30, 2009 resulted from a foreign exchange loss. The shift to a foreign exchange gain for the three months ended September 30, 2010, as compared to a foreign exchange loss for the three months ended September 30, 2009, is attributable to currency rate fluctuations during the reporting period.

Net Loss

As a result of the above, for the three months ended September 30, 2010 we reported a net loss of $193,032, as compared to a net loss of $90,157 for the three months ended September 30, 2009.  This increase in our net loss was attributable to increased operating expenses.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.01 and $0.01 for the three months ended September 30, 2010 and 2009, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.  We will not generate any revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell our mineral properties.

Operating Expenses

We reported operating expenses in the amount of $427,347 for the nine months ended September 30, 2010, compared to operating expenses of $699,566 for the nine months ended September 30, 2009.   The increase in our operating expenses for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is primarily attributable to management scaling back our operations due to limited resources during the reporting period.  Scaling back our operations resulted in decreased professional fees, consulting and management fees and no expenditures relating to mineral property acquisition or exploration activities during the reporting period.

We did not incur any property exploration expenditures during the nine months ended September 30, 2009, but we did incur $136,057 for the nine month period ended September 2009.  We incurred professional fees of $59,810 for the nine months ended September 30, 2010, compared to $115,540 for the nine months ended September 30, 2009.  We incurred consulting and management fees of $199,176 for the nine month period ended September 30, 2010, compared to $328,560 for the nine month period ended September 30, 2009.

This decrease in our operating expenses for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was partially offset by a significant increase in bank charges and interest expenses  during the reporting period.  We recorded bank charges and interest expenses in the amount of $113,259 for the nine months ended September 30, 2010, as compared to bank charges and interest expenses of $2,616 for the nine months ended September 30, 2009.  A substantial portion of interest expenditures incurred during the nine months ended September 30, 2010 was attributable to interest on the $250,000 Convertible Note and $3,250,000 Convertible Note issued to Temasek as partial consideration for the exercise of the third and fourth twenty-five percent option.

We anticipate that our expenditures will increase if we are able to secure sufficient financing to be able to recommence our exploration and development program.

Other Items

We reported other income of $4,155 for the nine months ended September 30, 2010, as compared to other loss of $2,253 for the nine months ended September 30, 2009.  Other income for the nine months ended September 30, 2010 resulted from a foreign exchange gain and other loss for the nine months ended September 30, 2009 resulted from a foreign exchange loss. The shift to a foreign exchange gain for the nine months ended September 30, 2010, as compared to a foreign exchange loss for the nine months ended September 30, 2009, is attributable to currency rate fluctuations during the reporting period.

Net Loss

As a result of the above, for the nine months ended September 30, 2010 we reported a net loss of $412,535, as compared to a net loss of $701,819 for the three months ended September 30, 2009.  This decrease in our net loss was attributable to decreased operating expenses and a future income tax recovery charge of $10,657 during the nine months ended September 30, 2010.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.01 and $0.08 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $39,485, compared to $4,214 at December 31, 2009, and a working capital deficit of $698,320, compared to working capital deficit of $808,681 at December 31, 2009.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $1,015,000 over the next twelve months.  We anticipate spending approximately $70,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $840,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the nine months ended September 30, 2010 and 2009 used cash of $739,729 and $356,033, respectively, which reflect our recurring operating losses.  A decrease in our accounts payable and accrued liabilities of $441,936 and losses of $412,535 were the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the nine month period ended September 30, 2010, we used $1,000,000  in investing activities, as compared to $250,000 used in investing activities during the nine months ended September 30, 2009.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the nine months ended September 30, 2010 was $1,775,000, all of which was received as proceeds from the issuance of shares of our common stock.  Net cash flows provided by financing activities for the nine months ended September 30, 2009 was $117,082, all of which was also received from subscriptions for shares of our common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to September 30, 2010 of $10,126,739 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer, Mr. Robert Van Tassell, and our Chief Financial Officer, Mr. Tony Langford.  Based upon that evaluation, our former Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Amazon Goldsands Ltd.

Date: November 17, 2010	By: /s/ Norman Bracht Norman Bracht Title: Chief Executive Officer

Date: November 17, 2010	By: /s/ Tony Langford Tony Langford Title: Chief Financial Officer

AMAZON GOLDSANDS LTD.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 10, 2010

2.2	Agreement and Plan of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 10, 2010

10.1	Consulting Agreement, dated as of August 25, 2010, between the Company and The Langford Group, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2010

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X