Form 10-K
period 2010-12-31
FIRST COLOMBIA GOLD CORP.
filed 2011-05-25
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to _______________.

Commission file number:  000-51203

First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Alcalá Centro de Negocios, Cra 43 B # 14-51 Office 705, Medellin, Colombia
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: +574 461 61 54

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

ecurities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer                    ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2010, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $0.25 was:  $9,199,646

The number of shares of our common stock outstanding as of May 24, 2011 was: 39,503,585

Documents Incorporated by Reference:  None.

FORM 10-K
FIRST COLOMBIA GOLD CORP.
DECEMBER 31, 2010

PART II

PART III

PART I

Item 15. Exhibits, Financial Statement Schedules.	46

Glossary
Signature Page
Exhibit Index

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factor could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●
risk that we will not be able to further amend the option agreement under which we acquired our fifty percent property interest in certain mining rights in certain properties in Peru in order to revive certain options we had which have lapsed as a result of our failure to meet the requirements necessary to exercise these options;

●
risk that, if we are unable to further amend the option agreement and unable to revive the lapsed options, that we will be unable to recover the partial consideration we paid to exercise the option to acquire the remaining fifty percent interest in these mining and mineral rights of $250,000 in cash and the issuance of  5,000,000 shares of our common stock, a $250,000 Convertible Note and a $3,250,000 Convertible Note, which would have a significant, adverse impact on our financial condition;

●
risk that, should we be to further amend the option agreement and to revive the lapsed options, that we will be unable to secure the necessary funding to exercise such revived third or fourth twenty-five percent options;

●
risk that, while we have commenced our Phase I drilling program on our mining properties in Peru, we must secure additional financing in the near future in order to complete this planned work and be able to sustain any drilling activity or we will be forced to cease our exploration and development program.;

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

As used in this annual report, “First Colombia,” the “Company,” “we,” “us,” or “our” refer to First Colombia Gold Corp., unless otherwise indicated.

If you are not familiar with the mineral exploration terms used in this report, please refer to the definitions of these terms under the caption “Glossary” at the end of Item 15 of this report.

PART I

ITEM 1.      Business.

Corporate History

We were incorporated in the state of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining Ltd and Amazon Goldsands Ltd.  We were previously focused on the acquisition and development of interests in mineral rights on properties located in Finland.  In September 2008, we reorganized our operations and our current focus is on the acquisition and development of our interests in the mineral rights on properties located in northeastern Peru.

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

We, as part of business activities, also intend to evaluate opportunities to acquire additional mining properties in Colombia, South America, some of which may be mineral deposits that are fully defined and have already completed the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we may seek to acquire may have a significant amount of proven and probable reserves with what we believe to be excellent potential for expansion.  We may also seek to acquire other drill-ready exploration projects that contain little or no proven reserves, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.  In order to acquire any additional mining properties or exploration projects, we will need to secure additional financing and there is no assurance that we will be able to do so.  While we have taken preliminary steps to research and review possible exploration projects, we have not made any material progress in indentifying any specific properties targeted for acquisition due to our current financial position.  In furtherance of this plan, we established our principal place of business in Medellin, Colombia.

We entered into an agreement (the “Agreement”) effective as of April 1, 2011 with Sapo Holdings SA (“Sapo”) to provide us guidance and expertise in evaluating and identifying potential properties for our review.  The Agreement is for a one year term.  Sapo is a consulting firm based in Colombia that has expertise indentifying potential exploration projects and working with professionals engaged in mineral exploration to providing staffing to and administration  of mineral exploration projects.  In exchange for providing us with theses services, we agreed to compensate Sapo 10% over the costs incurred for such exploration services, which would include hiring a field crew, technical staff and equipment, a monthly fee of $5,000 for project supervision services and a monthly fee of $17,500 for project administration, which would include secretarial services, office equipment, rent, public relations and utilities and local transportation.  The Agreement can be terminated by either party with or without cause upon 60 days written notice to the other party.

Name Change

            On November 8, 2010, we filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger whereby we would merge with our wholly-owned subsidiary, First Colombia Gold Corp., through a parent/subsidiary merger, with us as the surviving corporation.  This merger became effective on November 29, 2010.  Shareholder approval for this merger was not required under Nevada Revised Statutes Section 92A.180.  At the effective time of this merger, our name was changed to “First Colombia Gold Corp.” and our Articles of Incorporation were amended to reflect this name change.  We decided to change our corporate name to better reflect our decision to expand our business plan to pursue the acquisition and development of the mineral and mining rights underlying properties located in Colombia.

Summary of our Mineral Property Interests

A description of each of our options to acquire the mineral and mining rights underlying properties located in Peru and the conditions that we must meet in order to exercise these options is set forth in Item 2 of this annual report.

Effect of Governmental Regulation on Our Business

Peru

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Peru.  The discussion that follows is a summary of the most significant government regulations which we anticipate will impact our operations.

Peru is located on the western coast of South America and has a population of approximately 28 million people.  It covers a geographic area of approximately 1.3 million square kilometers and is bordered by Bolivia, Brazil, Chile, Colombia and Ecuador.  Lima is the capital of Peru and its principal city with a population of approximately 7 million people.

Peru has become a leading country for mining activities.  No special taxes or registration requirements are imposed on foreign-owned companies and foreign investment is treated as equal to domestic capital.  Peruvian law allows for full repatriation of capital and profits and the country’s mining legislation provides access to mining concessions under an efficient registration system.

Peruvian Mining Law

According to the Peruvian Mining Act, the right to explore and/or exploit minerals is granted by the government by way of concessions.  Under Peruvian regulations a mining concession is a property right, independent from the ownership of surface land on which it is located.  There are no restrictions or special requirements applicable to foreign companies or individuals regarding the holding of mining concessions in Peru unless the concessions are within 50 kilometers of Peru’s borders.  The rights granted by a mining concession can be transferred, or sold and, in general, may be the subject of any transaction or contract.  Mining concessions may be privately owned and no state participation is required.

The application for a mining concession involves the filing of certain documents before the mining administrative authority.  The mining concession boundaries are specified in the application documents, with no requirement to mark the concession boundaries in the field since the boundaries are fixed by UTM coordinates.  In order to conduct exploration or mining activities, the holder of a mining concession must purchase the surface land required for the project or reach an agreement with the owner for its temporary use.  If any of this is not possible, a legal easement may be requested from the mining authorities, although these easements have been rarely granted.

Mining concessions are irrevocable as long as their holders pay an annual fee of US $3 per hectare and reach minimum production levels within the terms set forth by law or otherwise pay penalties, as applicable.  Non-compliance with any of these mining obligations for two consecutive years will result in the cancellation of the mining concession.

Pursuant to the original legal framework in force since 1992, holders of mining concessions are obliged to achieve a minimum production of US $100 per hectare per year within six years following the year in which the respective mining concession title is granted.  If this minimum production is not reached, as of the first six months of the seventh year, the holder of the concession shall pay a US $6 penalty per hectare per year until such production is reached and penalties increase to US $20 in the twelfth year.  Likewise, it is possible to avoid payment of the penalty if evidence is submitted to the mining authorities that an amount ten times the applicable penalty or more had been invested.

However, this regime has been recently and partially amended providing for, among other matters, increased minimum production levels, new terms for obtaining such minimum production, increased penalties in case such minimum production is not reached, and even the cancellation of mining concessions if minimum production is not reached within certain terms.  Pursuant to this new regime, the holder of the mining concession should achieve a minimum production of at least one tax unit (S/.3,600,000 approximately US $1,309) per hectare per year, within a ten-year term following the year in which the mining concession title is granted.  If such minimum production is not reached within the referred term, the holder of the concession shall pay penalties equivalent to 10% of the tax unit.

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

Environmental Laws

The Peruvian Ministry of Energy and Mines (“MEM”) regulates environmental affairs in the mining sector, including establishing an environmental protection regulations while the Enviormental Assessment and Supervisory Bureau (“OEFA”), which forms part of the Ministry of the Environment, is in charge of supervising compliance with, and sanctioning any violation of, environmental regulations.

Each stage of exploration or mining requires some type of authorization or permit, beginning with an application for an environmental permit for initial exploration and continuing with an Environmental Impact Assessment (“EIA”) for mining, which includes public hearings.

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

•
Category II projects:  Mining exploration activities that comprise any of the following: (i) more than twenty drilling platforms; (ii) a disturbed area of more than 10 hectares considering drilling plants, trenches, auxiliary facilities and access means; and, (iii) the construction of tunnels over a total length of fifty meters.

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

If the holder carries out mining exploration activities involving the removal of more than 10,000 tonnes of material, or more than 1,000 tonnes of material with a potential neutralization (“PN”) over potential acidity (“PA”) relation lower than 3 (PN/PA<3), then they shall be required to file a Mine Closure Plan along with the corresponding environmental instrument, as well as to establish a financial guarantee to secure compliance with such Mine Closure Plan.

Holders of mining exploitation activities must file a Mine Closure Plan with before the MEM within one year of the approval of their EIA.  The Mine Closure Plan must be implemented from the beginning of the mining operation.  Semi-annual reports must be filed evidencing compliance with the Mine Closure Plan.  An environmental guarantee covering the Mine Closure Plan ‘s estimated costs is also required to be granted.

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

Colombia

General Information

Colombia is a democratic republic located in the northwest part of South America, whose capital and principal city is Bogotá, D.C. Foreign investment is subject to the same treatment as domestic investment. Most sectors are open to foreign investment with the exception of defense, national security and some activities related to toxic waste and real estate. Foreign investments must be registered with the Central Bank of Colombia. Profits associated with registered foreign investments can be remitted in convertible currency. There is no limitation on the repatriation of capital or profits.

Colombian source income received by branches of foreign companies is subject to a 33% income tax rate on profits. The tax is payable on non-recurring profits received by foreign branches in Colombia.

Mining Industry

Under Colombian mining law, generally the State is the owner of all minerals whether they are located on the soil or subsoil.

The Colombian mining regime is divided into two principal applicable sub-regimes: i) Decree 2655 of 1988, and ii) Law 685 of 2001, which has been partially amended by Law 1382 enacted on February 9, 2010. The first one applies to those mining titles issued before 2001 and the second to those issued after 2001.

Foreign individuals and companies may apply for claims and hold mining title on the same basis as local investors. Surface rights are not governed by the Mining Code and must be acquired directly from the surface rights holders, however the Mining Code provides holders of mining titles with rights of easements and expropriation which may be exercised through the competent mining authority.

The 1988 Mining Code establishes four types of mining title: permits, exploration licenses, exploitation licenses and concession contracts. An exploration license grants the holder the exclusive right to perform, in a prescribed area, work directed to identifying commercially exploitable mineral deposits and reserves.

There are three types of exploration licenses: small, medium, and large mining activity licenses. The type of exploration license is determined by the extension of the area to be explored and the anticipated volume or tonnage of materials to be extracted from the mine to be developed on the property. During the term of the exploration license, reports on work performed on the property must be filed with the mining authorities. The Mining Authority subsequently makes a definitive project classification based on the information filed. The Ministry has the right to reclassify the project every five years during the exploration phase. There is a maximum size area for each type of exploration license. The terms of the exploration licenses are determined by area covered as follows:

Original Area	Type	Term	Extension
Up to 100 hectares	Small	1 year	1 year
100 hectares up to 1,000 hectares	Medium	2 years	1 year
1,000 hectares or more	Large	5 years	N/A

On expiry of an exploration license for small mining activity and any extensions thereof, the license can be converted, on compliance with prescribed conditions, into an exploitation license. An exploitation license has a term of ten years. On its expiry, the holder can apply for a ten-year extension or conversion of the license into a concession contract. On expiry of an exploration license for medium and large mining activities and any extensions thereof, the license is required to be converted to a mining concession on compliance with prescribed conditions. There are two types of mining contracts: concession contracts issued by the Ministry of Mines and Energy and those contracts issued by entities to which the Ministry has assigned its rights. A concession contract gives the holder the exclusive right to extract certain minerals and conduct the activities necessary for exploitation, transport and shipment of the same. Concession contracts have a term of 30 years.

In June of 2001, the current Mining Code (Law 685, 2001) was enacted which simplified procedures for concessions. The separation of concessions into three different levels for small, medium and large mining no longer exists. There is now only one title which, once bestowed, has a duration of 30 years and can be extended a further 30 years, and further first rights for subsequent periods of 30 years. Despite these time limits, mining can start any time within this phase.

Pursuant to Law 685 of 2001, the 30-year term is divided into three phases: i) the exploration period with a term of three years, ii) the construction and installation period necessary for the exploitation works with a term of three years and iii) the exploitation period with a term of 24 years, or whichever is left after the extensions of the initial two phases. The transition between the exploration phase and the construction phase requires the approval of the Works and Investments plan (PTO) by the mining authority.

Regarding mining area claims filed under the 1988 Mining Code, the 2001 Mining Code allowed companies to elect to maintain existing claims under the 1988 law or elect to comply with the new law.

Pursuant to Law 1382 of 2010, which partially amended law 685, 2001, the concessionaire may request up to four extensions of two years each of the exploration phase in order to complete and carry out the studies and works aimed at the establishment of the existence of minerals. The concessionaire may also request an extension of the construction and installation period for a term of up to one year. In this event, the commencement of the exploitation period will be postponed until the expiry of the granted extension.

Extensions must be requested by the concessionaire at least three months prior to the date of termination of the respective stage. If the concessionaire does not receive a response from the mining authority before the termination of the stage, the extension is deemed to be approved. The concessionaire must be in full compliance of all its obligations under the concession agreement in order to be granted the extension.

Law 1382 of 2010 reduced the extension of the exploitation period to 20 years for concession contracts executed after February 9,, 2010. Once the extension of the exploitation period is overdue the concessionaire will have a preferential right to enter into a new agreement over the same area in order to continue with the exploitation works. If the mining authority does not grant the extension of the exploitation period, the concession agreement will terminate. If the mining authority does not approve the extension of the exploration or the construction and installation period, the concessionaire shall proceed with the subsequent stages. The concessionaire has the right to terminate the concession agreement provided it has complied with all its obligations under the concession agreement to the date of termination.

There are various government fees and royalties payable by mining titleholders. Holders of exploration licenses for large mining activities must pay a fee equal to the prescribed minimum daily wage multiplied by the number of hectares covered by the license. The fee is payable annually until the commencement of commercial production from the property. Mining title holder is in the obligation of paying to the Government, on commencement of production, a royalty at a rate of 4% calculated over the 80% of the London Metal Exchange gold price on the ounces produced.

Environmental Policy

With respect to environmental issues, mining companies in Colombia are subject to the authority of the Ministry of Environment. Housing and Territorial Development, the Regional Development Companies and some municipalities and metropolitan districts. An environmental license is required for the exploitation stage.

The National Code of Renewable Natural Resources and Environmental Protection forms the basis of environmental policy in Colombia and there is an interest in preserving natural resources from development activities. Environmental regulations are set forth in Law 99, 1993 which provides the legal basis for the environmental impact study to be presented at the end of the exploration phase if the concession is to proceed to the construction phase, and this must be approved and an environmental license issued before the exploitation phase can begin. Granting of environmental license was formerly governed by Decree 1220, 2005, and is currently governed by Decree 2820, 2010. The use of natural renewable resources for Exploration activities require a permit from the environmental authorities. The use of natural renewable resources under Exploitation activities is granted under a global environmental license.

Where there is a breach of environmental laws, an affected third party or the government may initiate judicial action against a polluting entity, including actions for protection of a civil rights, civil liability lawsuits, class actions, group actions, executive or police measures and criminal filings. Environmental laws are a matter of public interest and are not subject to settlement. Historically, environmental authorities have taken a relaxed approach in the enforcement of environmental regulations. Recently growing concern with respect to the environmental sustainability of projects, undertakings and industrial activities has resulted in increased enforcement and prosecution. Sanctions included daily penalties, suspension or revocation of the license, concession, permit, or authorization, temporary or final closure of the establishment, work demolition at the cost of the infringer, and confiscation of products or implements used to commit infringement.

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

Employees

We have no full-time employees at the present time.   Our executive officers do not devote their services full time to our operations.  We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  As of December 31, 2010, we engaged two contractors that provided work to us on a recurring basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

During 2010, we acquired a 50% interest in the issued and outstanding stock of Beardmore Holdings, Inc. (“Beardmore”), a corporation incorporated under the laws of Panama.  The remaining 50% interest in the issued and outstanding stock of Beardmore is owned by Temasek Investments Inc., a company incorporated under the laws of Panama and the beneficial owner of shares in an amount greater than 5% of our outstanding common stock.  Beardmore indirectly owns the mineral rights to certain properties located in Peru held by its subsidiary, Rio Santiago Minerales S.A.C.

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

As noted in our consolidated financial statements, we have incurred a net loss of $10,846,392 for the period from inception on September 5, 1997 to December 31, 2010 and have presently no source of revenue.  At December 31, 2010, we had a working capital deficit of $793,145.  As of December 31, 2010, we had cash and cash equivalents in the amount of US $70,019.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of James Stafford, Chartered Accountants for the fiscal year ended December 31, 2010 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

In preparing our consolidated financial statements for fiscal 2010, our management identified material weaknesses in our internal control over financial reporting, and our failure to remedy these or other material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of December 31, 2010 consisted of ineffective controls over the period-end financial close and reporting process as of December 31, 2010. As a result of these material weaknesses, our management concluded as of December 31, 2010 that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework.

        As a result of management’s assessment of internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We are in the process of considering the appropriate remedial measures to be taken to address these material weaknesses. We cannot be certain that the measures we take will be effective or will ensure that restatements will not occur in the future. If remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any future restatement of consolidated financial statements could place a significant strain on our internal resources and harm our operating results. Further, any additional or unremedied material weakness may preclude us from meeting our reporting obligations on a timely basis. As a result of our inability to timely file our annual report on Form 10-K for the year ended December 31, 2010, we were not in compliance with SEC reporting requirements.

 Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we may take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Due to our failure to satisfy the conditions required to exercise the option to acquire the remaining fifty percent property interest in certain mining rights to properties in Peru, we may be unable to recover the partial consideration paid in order to exercise these options and our property interest in theses properties will be limited to a fifty percent interest.

We hold a fifty percent interest indirectly in certain mining and mineral rights underlying properties located in northeastern Peru and previously held the option to acquire to remaining fifty percent interest.  As a result of our failure to meet the requirements of the agreement to exercise the option to acquire the remaining fifty percent interest, these options have lapsed and we have lost our right to exercise the options to acquire the remaining fifty percent interest in certain mining and mineral rights underlying these properties located in northeastern Peru.  We paid as partial consideration to exercise the option to acquire the remaining fifty percent interest in these mining and mineral rights $250,000 in cash and issued 5,000,000 shares of our common stock, a $250,000 Convertible Note and a $3,250,000 Convertible Note.  We may be unable to recover the partial consideration paid to exercise these options.  In the event that we are unable to recover this consideration paid, this will have a significant adverse impact on our financial condition. We are considering our options and may seek to enter into negotiations with Temasek in order to further amend the Option Agreement in order to revive the third and fourth twenty-five percent options.  There can be no assurance that we will be successful in amending the Option Agreement or securing the necessary funding to exercise the third or fourth twenty-five percent options should we be successful in reviving these options.

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

Our officers and directors do not devote full time to our operations.

Our officers do not devote their full time to our operations.  Until such time that we can afford executive compensation commensurate with that being paid in the marketplace, our officers will not devote their full time and attention to our operations.  No assurance can be given as to when we will be financially able to engage our officers on a full-time basis or engage additional officers.

Because almost all of our officers and directors are located outside of the United States, you may have no or limited effective recourse against us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, director, experts and agents.

With the exception of our Chief Financial Officer, our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or our directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Risks Relating to our Common Stock

Trading on the OTC pink sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC pink sheets electronic quotation system.  Trading in stock quoted on the OTC pink sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTC pink sheets is not a stock exchange, and trading of securities on the OTC pink sheets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  Accordingly, shareholders may have difficulty reselling any of the shares.

Because our common stock is quoted and traded on the OTC pink sheets, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTC pink sheets or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

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

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;

•	the absence of securities analysts covering us and distributing research and recommendations about us;

•	we expect our actual operating results to continue to fluctuate;

•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;

•	economic conditions generally and in the mining industries in particular;

•	announcements concerning our business or those of our competitors or vendors;

•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	future sales of common stock;

•	actions initiated by the SEC or other regulatory bodies;

•	existence or lack of patents or proprietary rights;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock.  In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Indemnification of officers and directors.

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our shareholders therefore will have only limited recourse against the individuals.

ITEM 1B.Unresolved Staff Comments.

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

We entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 18, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1 dated May 12, 2009 (“Amendment No. 1”) and Amendment No. 2 dated February 3, 2010 (“Amendment No. 2”) (collectively, the “Option Agreement”), in order to acquire four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru, that would have potentially resulted in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are currently owned by Rio Santiago Minerales S.A.C. (“Rio Santiago”).  Beardmore Holdings, Inc. (“Beardmore”) owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  Our acquisition of each twenty-five percent interest in the Mineral Rights was structured to occur through the transfer to us of twenty-five percent of the outstanding shares of Beardmore upon the exercise of each twenty-five percent option.

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

Under the terms of the Option Agreement, to date, we have acquired an aggregate fifty percent interest in the Mineral Rights through our acquisition of fifty percent of the outstanding shares of Beardmore.  We exercised the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights, by paying Temasek a total of $500,000 and issuing 2,500,000 shares of our common stock to Temasek on or about January 12, 2009 in accordance with the terms of the Option Agreement.We exercised the second twenty-five percent option, which resulted in our acquisition of an aggregate fifty percent interest in the Mineral Rights, by paying Temasek a total of $750,000 and issuing 3,500,000 shares of our common stock to Temasek on or about March 22, 2010 in accordance with the terms of the Option Agreement.

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

•
Issuance of a convertible note for US $3,250,000 (the “$3,250,000 Convertible Note” and, collectively with the $250,000 Convertible Note, the “Convertible Notes”) payable to the order and the direction of Temasek (which was issued on June 25, 2010).

The $250,000 Convertible Note has a term of ninety days and accrues interest at a rate of 12% per annum.  Both principle and interest under the $250,000 Convertible Note are to be paid upon maturity.

The $3,250,000 Convertible Note has a term of three years and accrues interest at a rate of 12% per annum.  Interest is payable annually and the principal is to be paid upon maturity.

Any interest and principal due under either of the Convertible Notes is convertible (at Temasek’s option) into units which consist of one (1) share of the Company’s common stock and one (1) warrant to purchase one (1) share of the Company’s common stock at an exercise price of $0.50 per share.  The conversion price per unit is fixed at $0.25 per unit.

As of the date we were required to fulfill the Option Requirements under Amendment No. 3, we did not issue the 6,000,000 shares of our common stock required to exercise the third and fourth twenty-five percent options within the time periods set forth in the Option Agreement.  As a result, the options to acquire the third and fourth twenty-five percent options lapsed as of July 5, 2010.  We are considering our options and may seek to enter into negotiations with Temasek in order to further amend the Option Agreement in order revive the third and fourth twenty-five percent options.  There can be no assurance that we will be successful in amending the Option Agreement or securing the necessary funding to exercise the third or fourth twenty-five percent options should we be successful in reviving these options.  In the event that we are unable to enter into another amendment to the Option Agreement, our ownership interest in the Mineral Rights would be limited to our fifty percent interest, we would be without the ability to acquire the third and fourth twenty-five percent options to acquire an aggregate seventy-five and one hundred percent interest in the Mineral Rights, respectively, and not be entitled to recover the $250,000 previously paid to Temasek and the 5,000,000 shares of our common stock, $250,000 Convertible Note and $3,250,000 Convertible Note previously issued to Temasek as partial consideration for the exercise of the third twenty-five percent option.

Should  we be able to revive these options and complete the acquisition of a one hundred percent interest in the Mineral Rights, Temasek will hold its single share of Rio Santiago in trust for our sole benefit and hold the share strictly in accordance with our instructions.

If we are able to complete the acquisition of a one hundred percent interest in the Mineral Rights, Temasek will be entitled to an annual 2.5% net returns royalty.  However, if we pay Temasek $2,000,000 within ninety days of our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will only be entitled to an annual 1.0% net returns royalty.

If we fail to acquire a one hundred percent interest in the Mineral Rights after having acquired a fifty percent interest in the Mineral Rights, the Option Agreement provides that we and Temasek will form a joint venture for the purpose of placing the Peru Property into commercial production.  As of the filing date of this report, we have not entered into a joint venture with Temasek.  Upon our entry into a joint venture with Temasek, our responsibilities under the joint venture would include developing a feasible mining project and all necessary facilities, and Temasek shall retain a carried free interest in the mining rights.  If we enter into a joint venture with Temasek, but do not develop a feasible mining project within three years of the Effective Date (or by September 18, 2011), we will be required to pay Temasek an advance minimum mining royalty of $500,000 per year, which will be deducted from Temasek’s net return royalty.

Planned Exploration Program

The principle objective of our planned exploration and development program currently is to drill to determine if trial mining tests are warranted. This requires that we design an exploration program and undertake the following actions:

•	Drill an area on the property where known mineralization exists at closely-spaced centers in accordance with mining industry standards;

•	Extend the resource though a wider-spaced program of reconnaissance drilling so as to indicate the potential size of the deposit;

•	Perform additional geotechnical and metallurgical studies to complement existing information in order to prepare the optimum processing route to be adopted in the exploitation phase; and

•	Prepare scoping, prefeasibility, and full feasibility studies.

Our activities concerning our property interests in Peru during 2010 primarily related to preliminary work performed in order to position us to determine how best to proceed with an initial drilling program.  The preliminary work undertaken by us in 2010 included the following activities:

•	Retaining Rio Minera Marañón to set up an exploration base in the town of Saramiriza, which is located in the center of the Manseriche alluvial camp on the western bank of the Marañón;

•
Implemented a community relations program to inform local communities of the planned project and what potential opportunities that may exist for community involvement in the implementation phases of the development program;

•	Completed the field work for the Semidetailed Environmental Impact Assessment which allows us to undertake extensive drilling and bulk sampling programs;

•
Contracted various consulting firms and experienced and knowledgeable individuals with specific skills in the exploration of alluvial deposits to assist us with the exploration and development of the Peru property; and

•	Identified prospective paleo channels which are areas believed to contain in higher concentrations of mineralization and will serve as the initial drill targets for a Phase I drilling program.

Based on this preliminary work, we identified a 0.6 square kilometer targeted area within the Dorotea 6 and Dorotea 7 concessions to be the subject of aPhase I drilling program designed to consist of ten holes.  The drill holes are planned for the following locations:

Drill Hole	Longitude	Latitude
1	243485	9480000
2	244518	9480000
3	245203	9479772
4	245203	9479678
5	245203	9479450
6	245203	9479146
7	245516	9479831
8	245516	9479484
9	245516	9479170
10	245821	9478993

The cost of the 10-hole Phase I drilling program is anticipated to be $75,000.  A churn drill and ancillary equipment were moved onto the targeted area during the first quarter of 2011 and the Phase I drilling program commenced in March 2011.  Our current cash on hand is insufficient to complete the Phase I drilling program and we require additional financing in order to complete the Phase I drilling program.  While we have commenced the Phase I drilling program, we must secure additional financing in the near future in order to complete this planned work and be able to sustain any drilling activity or we will be forced to cease our exploration and development program..

Concurrent with the drilling, pitting is planned to be carried out at locations, if any, where significant gold mineralization was encountered in drilling.  Pitting on the same site as a Bangka drill holes is required to determine if comparable gold values for the bulk sample from the pit and the drill sample, coincide with each other.   We plan to collect bulk samples by excavating small pits and shafts to be used for metallurgical testing as well as to confirm any of our drill results.  The association of the gold with magnetic minerals provides us with a potential means of locating concentrations of gold mineralization.

Provided we are successful in securing additional financing, we plan to begin during the third quarter of 2011 ground magnetic surveys over areas where we believe mineralized gravels are likely to exist in order to obtain a “magnetic fingerprint”.

In the event that the Phase I drilling program is completed and provides data that reflects positively on the potential gold values of this project, we plan to design a Phase II drilling campaign to expand the Phase I drill program beyond the initial 10 hole test area to other areas of suspected high mineralization within the property, which consists of a total of 16,900 hectares (169 sq. km. or 65 sq. mi.), in order to further define the resource and potential of the project.

In the event that we complete the Phase I drilling program, but the results prove not to be sufficiently positive to warrant proceeding with a further exploration on the Peru property, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities.  Presently, we have not given any material consideration to the acquisition of other exploration properties.

We caution that in the absence of significant additional drilling, we will be unable to quantify the boundaries of any alluvial gold mineralization and identify concentrations associated with paleo channels.  Any results we receive from the Phase I drilling campaign will not be sufficient to indicate the presence of a commercially viable mineral deposit.  Our exploration programs are designed to build data in order to compile an estimate of probable reserves and make a later determination as to whether a commercially viable mineral deposit exists on the properties underlying our mineral property interests in Peru.  A great deal of further exploration is required before a final evaluation as to the economic and legal feasibility of future exploration is determined.

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

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  While we have commenced our exploration and development program, we may be forced to cease our planned exploration program until such time that we are able to secure sufficient financing.  Provided we are able to secure additional financing, we anticipate that we will incur the following costs for the next twelve months to fully executed our planned activities:

Activity
PROJECT COSTS:
Property-related costs	150,000
Environmental/Social permits	200,000
Exploration	300,000
Field Costs	100,000
Travel expenses	100,000
Community relations	50,000
Administration on site	50,000
Personnel	200,000
ADMINISTRATION	250,000
EQUIPMENT PURCHASE	250,000
TOTAL	1,650,000

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

The Marañón -Santiago drainage basin covers an area of some 120,000 km2 and contains a number of gold deposits as well as some of the largest gold deposits and gold mining operations in the world, including Newmont’s Yanacocha (40m oz Au), Goldfield’s Cerro Corona (which currently produce 350 000 oz Au per annum), and Kinross’/ Aurelian’s Fruta del Norte deposit (14m oz Au).

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

None.

ITEM 4.    Removed.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTC pink sheets electronic quotation system under the symbol “FCGD.”  Prior to February 24, 2011, our shares were quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  From January 1, 2009 to November 29, 2010 we operated under the name Amazon Goldsands Ltd. and our common stock was quoted on the OTCBB under the symbol “AZNG.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by either the OTC pink sheets or OTCBB.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2010
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2010	$0.30	$0.10
June 30, 2010	$0.31	$0.01
September 30, 2010	$0.31	$0.0001
December 31, 2010	$0.23	$0.00

Fiscal Year Ended December 31, 2009
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2009	$0.40	$0.11
June 30, 2009	$0.18	$0.06
September 30, 2009	$0.27	$0.11
December 31, 2009	$0.26	$0.13

Holders of Common Stock

As of May 24, 2011, we had approximately one hundred five (105) holders of record of our common stock.  Several other shareholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) in April 2007.  The number of shares of common stock issuable under the Stock Incentive Plan was reduced from 10,000,000 shares to 500,000 shares resulting from the one share-for-twenty shares reverse stock split of our Common Stock (“reverse split”) which became effective at the close of business on June 6, 2008.  As of December 31, 2010, there were no outstanding awards granted under the Stock Incentive Plan.  After an adjustment to give effect to the reverse split, 500,000 shares remain available under the Stock Incentive Plan for future equity grants as of December 31, 2010.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2010:

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

________________
1The Stock Incentive Plan was approved by our board of directors in April 2007 and 500,000 shares remain available for future awards under the Stock Incentive Plan as of December 31, 2010.

Recent Issuances of Unregistered Securities

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the reporting period, we issued a total of 1,650,000 shares of our common stock to two non-U.S. Persons who exercised warrants to purchase shares of our common stock that were issued in a prior private placement.  These warrants had an exercise price of $0.10 and the aggregate purchase price we received from the exercise of these warrants and the sale of the underlying shares of common stock was $165,000. These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.  The investors represented that they were acquiring the Units for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the investors.  The investors were given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

Subsequent to the reporting period, we issued 1,000,000 shares of our common stock to one non-U.S. Person investor who exercised warrants to purchase shares of our common stock that were issued in a prior private placement.  These warrants had an exercise price of $0.10 and the aggregate purchase price we received from the exercise of these warrants and the sale of the underlying shares of common stock was $100,000. These shares were offered and sold in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act and Regulation S promulgated under the Securities Act.  The investor represented that they were acquiring the Units for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the investor.  The investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

ITEM 6.Selected Financial Data.

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

For the Years Ended December 31, 2010 and 2009

Revenues

We have not generated any revenues from our operations in either of the past two fiscal years.

Operating Expenses

We reported operating expenses in the amount of $1,132,188 for the year ended December 31, 2010, compared to operating expenses of $829,031 for the year ended December 31, 2009.  Operating expenses were higher for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily as a result of a increase in bank and interest charges.

We incurred bank charges and interest of $663,090, for the year ended December 31, 2010, compared to $1,516 for the year ended December 31, 2009.  The increase in bank charges and interest is attributable to accrued interest charges of $660,493 on the convertible promissory notes issued in June 2010 and other bank fees of $2,597.

The increase in operating expenses was partially offset by a decrease in mineral property exploration expenditures, professional fees and consulting and management fees during the reporting period.

We incurred property exploration expenditures of $35,775, for the year ended December 31, 2010, compared to $191,937 for the year ended December 31, 2009.  The decrease in mineral property exploration expenditures is attributable to a decrease in the exploration activities being conducted in Peru.  The focus of the activity was shifted to the evaluation of properties and other mineral rights opportunities that could be pursued.

Our expenditures were also lower as a result of reduced consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $280,122, for the year ended December 31, 2010, compared to $370,716 for the year ended December 31, 2009.  The decrease in consulting and management fees is attributable to the decrease in exploration activities in Peru and consulting services required to support these activities.  This also resulted in a decrease in expense for administrative and management services during the period.

We incurred professional fees of $88,450, for the year ended December 31, 2010, compared to $139,927 for the year ended December 31, 2009.  The decrease in professional fees is attributable to lower accounting, financial reporting and legal services expense for the year.

Other Items

We reported no other items for the year ended December 31, 2010 and other loss of $8,597 for the year ended December 31, 2009.  Other loss during the year ended December 31, 2008 consisted of an expense for the write-down of assets.

Net (Income) Loss

As a result of the above, for the year ended December 31, 2010 we reported a net operating loss of $1,132,188.  For the year ended December 31, 2009, we reported a net operating loss before incomes taxes of $837,628 and a net income of $1,482,243 for the reporting period after offsetting a future income tax recovery of $2,319,871.

We had a future income tax recovery of $0 and $2,319,871 for the years ended December 31, 2010 and December 31, 2009 respectively as a result of  applying previously unrecognized future income tax assets against the future income tax liability from the acquisition of an equity interest in Beardmore Holdings, Inc.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $70,019, compared to $4,214 at December 31, 2009, and a working capital deficit of $793,145, compared to a working capital deficit of $808,681 at December 31, 2009.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $1,650,000 over the next twelve months.  We may be required to make payments if we are able to revive our options and increase our ownership interest in the Mineral Rights from a fifty percent interest to either a seventy-five or one hundred percent interest in the Mineral Rights.  We anticipate spending approximately $70,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $840,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the year ended December 31, 2010 and 2009 used cash of $874,195 and $307,740, respectively, which reflect our recurring operating losses.  A decrease in our accounts payable and accrued liabilities and net loss reported for year ended December 31, 2010 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the year ended December 31, 2010, we used $1,000,000 in investing activities, as compared to $298,031 used in investing activities during the year ended December 31, 2009.  For the year ended December 31, 2010, we expended $1,000,000 for the business acquisition of  an equity  interest in Beardmore Holdings, Inc., as compared to $249,422 for the acquisition of mineral rights and $48,609 on mineral property exploration for the year ended December 31, 2009.  We acquired a 50% interest in the issued and outstanding stock of Beardmore.  The remaining 50% interest in the issued and outstanding stock of Beardmore is owned by Temasek Investments Inc.  Beardmore indirectly owns the mineral rights to certain properties located in Peru held by its subsidiary, Rio Santiago Minerales S.A.C.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the year ended December 31, 2010 was $1,940,000, which consisted entirely of proceeds from the issuance of common stock.  Net cash flows provided by financing activities for the year ended December 31, 2009 was $117,082, which consisted of $730,665 in proceeds from the issuance of common stock that was offset by $613,583 in share subscription received in advance.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to December 31, 2010 of $10,846,392 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Convertible debt

We have adopted the Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options” and applies this guidance retrospectively to all periods presented upon those fiscal years.  ASC 470-20 requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  We will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using our nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.

Foreign currency translation

Our functional and reporting currency is U.S. dollars.  Our consolidated financial statements are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.”  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Changes in Accounting Policies

In June 2009, the FASB issued the Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing” and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective January 1, 2010.  The adoption of SFAS No. 166 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective January 1, 2010.  The adoption of SFAS No. 167 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective January 1, 2010.  The adoption of ASU No. 2009-05 did not have a material impact on our consolidated financial statements.

On January 1, 2010, we adopted ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of ASU No. 2010-01 did not have a material impact on our consolidated financial statements.

On January 1, 2010, we adopted ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”.  ASU No. 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated.  In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of ASU No. 2010-02 did not have a material impact on our consolidated financial statements.

                 In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after  March 5, 2010. The adoption of ASU No. 2010-11 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business Combination (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments of ASU No. 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of ASU No. 2010-29 is not expected to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on our consolidated financial statements.

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

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The conclusion of our management was based on the material weaknesses described below is Management’s Report on Internal Control Over Financial reporting.

We are in the process of considering changes in our disclosure controls and procedures and compiling a plan to remediate these material weaknesses.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria because of the material weaknesses discussed below.

Financial Statement Close Process:   Internal controls over the financial statement close process were not effective and represented a material weakness in internal control over financial reporting at December 31, 2010. The primary factors contributing to this material weakness were: (i) a change in accounting personnel during the year, including the Chief Financial Officer, (ii) the Company direct and indirect subsidiaries did not maintain a sufficient complement of personnel with a level of knowledge of the Company’s accounting records and technical competence to ensure proper application of U.S. generally accepted accounting principles, (iii) the Company did not maintain sufficient written policies and procedures, and support.

Lack of resources to Manage Financial Close:  As a small company, we historically have retained only a couple outside consultants to provide accounting and finance services.  As a result, we did not have a sufficient complement of personnel with the appropriate level of expertise to assist with the financial close process.

Notwithstanding the conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the consolidated financial statements and other information contained in this annual report present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name	Age	Position	Served Since
Norman Bracht	66	Chief Executive Officer, Director	2010
Tony Langford	45	Chief Financial Officer, Secretary & Treasurer	2010
Robert Van Tassell	75	Director	2006

Norman Bracht.  Mr. Bracht has served on our Board of Directors and as our Chief Executive Officer since October 22, 2010.  Since 2006, Mr. Bracht has served as a consultant to F.A. Uribe & Cia Ltd., a candle manufacturer based in Pasto, Colombia.  Prior to this time from 2004 to 2005, Mr. Bracht served as general manager of Almacenes Herlu S.A., a private clothing store located in Pasto, Colombia.  Mr. Bracht has prior experience working as a general manager overseeing gold exploration projects for Lencol Ltda., Bogota from 2002 to 2004 and Oronorte S.A. Colombia from 1990 to 1993.  Mr. Bracht earned his Bachelor of Arts degree from the University of Guelph, located in Guelph, Ontario.

Mr. Bracht resides in Colombia and brings to the Board a depth of knowledge of the social and political conditions presently existing in Colombia, an area the Company has identified to expand its operations and evaluate possible opportunities to acquire mining properties.  Mr. Bracht’s leadership skills demonstrated by his service as a general manager of companies that had mineral exploration operations in Colombia makes him an asset to the Board.

Tony Langford.  Mr. Langford has served as our Chief Financial Officer, Secretary, and Treasurer since July 24, 2010.  Mr. Langford is President of The Langford Group, Inc., a professional services firm providing financial accounting services to small and middle market public companies, and the Chief Operating Officer of 123Edgar Direct.  He previously served as the Chief Financial Officer of Home School Holdings, Inc., from May 2009 to June 2010.  Mr. Langford was a Technical Consultant with Spherion Corporation from January 2007 through August 2008 and was assigned to projects within the global information technology organization of an insurance-based financial services provider which is based in the EU.  Prior to that, he held the position of Director of Information Technology with Siemens Medical Solutions, USA from July 2001 through October 2006.  Mr. Langford is a Certified Public Accountant in the State of Illinois and is a member of the American Institute of Certified Public Accountants (AICPA) and the Illinois CPA Society (ICPAS).  Mr. Langford earned his Bachelors of Science in Commerce from DePaul University in Chicago, Illinois in 1989.

Robert Van Tassell.  Mr. Van Tassell has served on our Board of Directors since December 2006. Mr. Van Tassell has been involved in the Canadian mining industry for over fifty years. Before retiring from full-time ventures in 1998, he spent the prior sixteen years (1982-1998) as Vice President of Exploration for the precious metals venture Goldcorp Inc., formerly known as Dickenson Mines. Exploration teams led by Mr. Van Tassell are credited with such significant discoveries as the Husky Mine, the Minto copper deposit currently being mined by Captstone Mining , and more recently, Goldcorp’s High Grade Zone. From 1984 through 1993, Mr. Van Tassell served as a board member of the Prospectors and Developers Association of Canada (PDAC), including as Chairman of the PDAC’s Program and Environmental Committees. Mr. Van Tassell also served as a director of the Yukon Chamber of mines for eleven years, two of them as President. He served four terms on the board of the Northern Resource Conferences, two of them as Chairman, and has taught introductory and advanced prospecting courses for the Chamber of Mines. He is a Life Member of the CIM and a member of the Geological Association of Canada.

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

For the fiscal year ended December 31, 2010, the Board:

•	Reviewed and discussed the audited consolidated financial statements with management, and

•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited consolidated financial statements for the year ended December 31, 2010 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Our Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that we do not currently have a person that qualifies as such an expert.  Currently, there are only two directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert,” but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.  While our current directors do not meet the qualifications of an “audit committee financial expert,” they have, by virtue of their past employment experience, knowledge of financial statements, finance, and accounting, and have significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill their duties and responsibilities in the absence of such an expert.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions: our Chief Financial Officer, Secretary, and Treasurer, Mr. Tony Langford, failed to file his initial report on Form 3 in a timely fashion during fiscal 2010.

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

ITEM 11.       Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2010 and 2009:

Summary Compensation Table

Name (a)	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (2)	Total ($)
Norman Bracht CEO (3)	2010 2009	- -	- -	- -	- -	5,000 -	5,000 -
Robert Van Tassell Former CEO (4)	2010 2009	- -	- -	- -	- -	- 8,595	- 8,595
Kenneth Phillippe Former CEO, CFO, Secretary, Treasurer (5)	2010 2009	- -	- -	- -	- -	37,800 37,800	37,800 37,800
Tony Langford CFO, Secretary, & Treasurer (6)	2010 2009	- -	- -	- -	- -	12,500 -	12,500 -
          ___________
(1)	No executive officers received any salary or bonus during the fiscal years ended December 31, 2010 or 2009.

(2)	The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to the payment of consulting and/or management fees during the period reported.

(3)	Mr. Bracht was appointed as our Chief Executive Officer on October 22, 2010.

(4)	Mr. Van Tassell served as our Chief Executive Officer from August 16, 2010 until his resignation on October 22, 2010.

(5)
Mr. Phillippe served as our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, President, Secretary, and Treasurer from November 17, 2009, until his resignation on July 21, 2010.

(6)	Mr. Langford was appointed as our Chief Financial Officer, Secretary, and Treasurer on July 24, 2010.

Compensation Components

Base Salary.  At this time, we do not compensate our executive officers by the payment of salaries, but did compensate Mr. Langford for his service as of our Chief Financial Officer in 2010 through the indirect payment fees to a company controlled by Mr. Langford.  Mr. Langford is the President and Chief Executive Officer of The Langford Group, Inc. (“Langford Group”).  On August 25, 2010, we entered into a Consulting Agreement (the “Agreement”) with Langford Group.  The Agreement was effective as of July 24, 2010 and terminated on October 24, 2010.  Pursuant to the terms of the Agreement, Langford Group was retained to provide us with financial management services.  As compensation for such services, Langford Group received a monthly management fee of $2,500 U.S. Dollars, payable on the 15th day of the month to which payment of such management fee relates.  Despite the termination of the Agreement, we continue to pay Langford Group the monthly management fee of $2,500 U.S. Dollars.

Compensation received by Mr. Phillippe for the years ended December 31, 2010 and 2009 related to consulting fees paid during the reporting period for his service as an executive officer.

Mr. Bracht was paid $5,000 in consulting fees for the year ended December 31 ,2010.

Bonuses.  At this time, we do not compensate our executive officers by the payment of bonus compensation.

Stock Options.  Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock options to our executive officers during 2010.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Other. At this time, we have no profit sharing plan in place.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to any of our named executive officers at December 31, 2010.

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
as of December 31, 2010

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

Compensation of Directors

Our directors did not receive any compensation for their service during the year ended December 31, 2010.  No options were granted or exercised in 2010.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers, but have entered  into a consulting agreement with a company controlled by Mr. Langford that is described above.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 24, 2011, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers
Norman Bracht	0	-	-
Tony Langford	0	-	-
Robert Van Tassell	5,000	-	*
All current directors and executive officers as a group three persons	5,000	-	*
More Than 5% Beneficial Owners
Temasek Investments Inc. Suite 1-A, #5 Calle Eusebio A. Morales El Cangrejo, Panama City Panama	2,500,000	-	6.4%

*     Represents less than 1% of the class.
(1)   Unless otherwise provided, the address of each person is c/o Alcalá Centro de Negocios, Cra 43 B # 14-51 Office 705, Medellin, Colombia.
(2)   Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.
(3)   This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of May 24, 2011.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of First Colombia Gold Corp. common stock that are issuable upon the exercise of stock options exercisable within 60 days of May 24, 2011. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2010 or in any presently proposed transaction which, in either case, has or will materially affect us.

Mineral Right Option Agreement with Temasek Investments Inc.  As described above in Item 2 of this annual report, we entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 18, 2008 (the “Effective Date”), as amended and supplemented by Amendment No. 1 dated May 12, 2009 (“Amendment No. 1”), Amendment No. 2 dated February 3, 2010 (“Amendment No. 2”), and Amendment No. 3 dated June 25, 2010 (collectively, the “Option Agreement”).  Pursuant to the Option Agreement, we acquired four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru (the “Peru Property”) potentially resulting in our acquisition of one hundred percent of the Mineral Rights.  Our acquisition of each twenty-five percent interest in the Mineral Rights was structured to occur through the transfer to us of twenty-five percent of the outstanding shares of Beardmore Holdings, Inc. upon the exercise of each twenty-five percent option.

We exercised the initial twenty-five percent option, which provided for the acquisition of a twenty-five percent interest in the Mineral Rights, by paying Temasek a total of $500,000 and issuing 2,500,000 shares of our common stock to Temasek on or about January 12, 2009 in accordance with the terms of the Option Agreement.  The issuance of these shares resulted in Temasek owning more than 5% of our common stock.  We exercised the second twenty-five percent option, which resulted in our acquisition of an aggregate fifty percent interest in the Mineral Rights, by paying Temasek a total of $750,000 and issuing 3,500,000 shares of our common stock to Temasek on or about March 22, 2010 in accordance with the terms of the Option Agreement.

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

Consulting Agreement.  On August 25, 2010, we entered into a Consulting Agreement (the “Agreement”) with The Langford Group, Inc. (“Langford Group”).  The Agreement was effective as of July 24, 2010, and terminated on October 24, 2010.  Tony Langford, the Chief Financial Officer of the Company, is the President and Chief Executive Officer of Langford Group.  Pursuant to the terms of the Agreement, Langford Group was retained to provide the Company with financial management services.  As compensation for such services, Langford Group received a monthly management fee of $2,500 U.S. Dollars.

ITEM 14.    Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by James Stafford, Chartered Accountants for professional services for the fiscal year ended December 31, 2010 and for professional services for the fiscal year ended December 31, 2009:

	Fiscal 2010 Fees	Fiscal 2009 Fees
Fee Category
Audit Fees	$14,000	$34,214
Audit-Related Fees	$12,399	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$26,399	$32,214

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

The audit report of James Stafford, Chartered Accountants on the consolidated financial statements of the Company for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended December 31, 2010 and December 31, 2009 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2010 and 2009, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements	Page (s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets - December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008 and from Inception on September 5, 1997 to December 31, 2010	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from Inception on September 5, 1997 to December 31, 2010	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008 and from Inception on September 5, 1997 to December 31, 2010	F-5

Notes to Consolidated Financial Statements	F-6

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

 (c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of
First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of First Colombia Gold Corp. (formerly Amazon Goldsands Ltd.) (An Exploration Stage Company) (the “Company”) as at 31 December 2010 and 2009 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficiency) for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended 31 December 2008 were audited by other auditors whose report dated 31 March 2009 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at 31 December 2010 and 2009 and the results of its operations, its cash flows and its changes in stockholders’ equity (deficiency) for the years then ended in conformity with accounting principles generally accepted in the United Statements of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Chartered Accountants

Vancouver, Canada
8 April 2011, except for Note 16, as to which the date is 24 May 2011

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 December 2010	As at 31 December 2009
	$	$
Assets

Current
Cash and cash equivalents (Note 2)	70,019	4,214

Mineral property interests (Note 3)	11,976,434	7,361,401

Property and equipment (Note 4)	11,988	17,125

Website development cost (Note 5)	-	10,833

	12,058,441	7,393,573

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	394,534	812,895
Current portion of convertible promissory notes (Note 7)	468,630	-

	863,164	812,895

Convertible promissory notes (Note 7)	1,451,863	-

Due to related parties (Note 8)	109,691	109,767

	2,424,718	922,662

Stockholders’ equity
Common stock (Note 9)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
31 December 2010 – 38,503,585 common shares, par value $0.00001
31 December 2009 – 13,103,585 common shares, par value $0.00001	385	131
Additional paid in capital	18,229,730	12,809,984
Deficit, accumulated during the exploration stage	(10,846,392)	(9,714,204)

	7,383,723	3,095,911

Non-controlling interest (Note 14)	2,250,000	3,375,000

	9,633,723	6,470,911

	12,058,441	7,393,573

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 10) and Subsequent Events (Note 16)

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 September 1997 to 31 December 2010 (Unaudited)	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$	$	$
Expenses
Amortization – property and equipment (Note 4)	37,621	5,137	8,839	13,777
Amortization – website development cost (Note 5)	40,001	10,833	13,334	11,667
Bank charges and interest (Note 7)	672,687	663,090	1,516	2,838
Consulting and management fees (recovery) (Note 8)	5,211,414	280,122	370,716	(2,048,882)
Foreign exchange (gain) loss	21,787	956	4,485	(2,412)
Investor communication and promotion	632,571	14,000	61,347	251,304
Office and administrative (recovery)	116,721	386	(6,512)	47,665
Professional fees	664,661	88,450	139,927	211,165
Rent	56,416	2,000	12,000	18,806
Telephone	54,659	-	276	19,257
Transfer agent and filing fees	53,729	11,439	5,048	4,984
Travel and accommodation	377,754	-	1,118	105,077
Website maintenance	86,000	20,000	25,000	20,000
Mineral property exploration expenditures (Note 3)	5,270,919	35,775	191,937	380,685

Net operating loss before other items	(13,296,940)	(1,132,188)	(829,031)	964,069

Other items
Forgiveness of debt	39,000	-	-	15,000
Gain on sale of oil and gas property	10,745	-	-	-
Interest income	102,561	-	-	9,510
Recovery of expenses	4,982	-	-	-
Write-down of incorporation cost	(12,500)	-	-	-
Write-down of assets	(14,111)	-	(8,597)	(5,514)

Net operating income (loss) before income taxes	(13,166,263)	(1,132,188)	(837,628)	983,065

Future income tax recovery (Note 13)	2,319,871	-	2,319,871	-

Net operating income (loss) and comprehensive income (loss) for the period	(10,846,392)	(1,132,188)	1,482,243	983,065

Basic and diluted income (loss) per common share		(0.04)	0.15	0.39

Weighted average number of common shares used in per share calculations		31,638,831	10,110,386	2,537,534

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 September 1997 to 31 December 2010 (Unaudited)	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$	$	$
Cash flows used in operating activities
Net income (loss) for the period	(10,846,392)	(1,132,188)	1,482,243	983,065
Adjustments to reconcile income (loss) to net cash used by operating activities
Amortization	77,622	15,970	22,173	25,444
Accrued interest	660,493	660,493	-	-
Consulting fees	40,200	-	-	-
Forgiveness of debt	(24,000)	-	-	-
Future income tax recovery	(2,319,871)	-	(2,319,871)	-
Gain on sale of oil and gas property	(10,745)	-	-	-
Mineral property acquisition	1,816,000	-	-	3,940
Stock-based compensation (recovery)	3,587,000	-	-	(2,519,736)
Write-down of assets	3,940	-	-	-
Changes in operating assets and liabilities
Decrease in taxes recoverable	-	-	4,394	14,832
Decrease in exploration program advances	-	-	-	87,600
Decrease in prepaid expenses and deposits	-	-	1,962	3,761
Increase (decrease) in accounts payable and accrued liabilities	344,704	(418,394)	450,294	(334,610)
Increase (decrease) in due to related parties	50,989	(76)	51,065	(54,365)

	(6,620,060)	(874,195)	(307,740)	(1,790,069)

Cash flows from financing activities
Shares subscriptions received in advance	-	-	(613,583)	613,583
Cost of repurchase of common stock	(1,000)	-	-	-
Proceeds from issuance of common stock, net of share issue costs	8,311,915	1,940,000	730,665	-

	8,310,915	1,940,000	117,082	613,583

Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-
Oil and gas exploration	(22,609)	-	-	-
Mineral property exploration	(48,609)	-	(48,609)	-
Business acquisition, net of cash received	(1,499,422)	(1,000,000)	(249,422)	(250,000)
Purchase of equipment	(53,550)	-	-	(8,467)
Website development cost	(40,000)	-	-	(30,000)

	(1,620,836)	(1,000,000)	(298,031)	(288,467)

Increase (decrease) in cash and cash equivalents	70,019	65,805	(488,689)	(1,464,953)

Cash and cash equivalents, beginning of period	-	4,214	492,903	1,957,856

Cash and cash equivalents, end of period	70,019	70,019	4,214	492,903

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
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

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	-	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	-	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	-	1,592,565
Common shares issued for cash ($25 per unit) (Note 9)	121,800	1	2,944,578	-	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	-	(212,450)
Warrants issued (Note 9)	-	-	100,421	-	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share) (Note 9)	46,250	1	1,341,249	(1,341,250)	-	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share (Notes 3, 9 and 12)	20,000	1	535,999	-	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	-	(9,511,457)

Balance at 31 December 2007	1,722,502	18	14,314,963	(725,796)	-	(12,179,512)	-	1,409,674
Stock-based compensation	-	-	-	725,796	-	-	-	725,796
Stock awards cancelled	(31,250)	(1)	1	-	-	-	-	-
Stock options forfeited	-	-	(3,245,532)	-	-	-	-	(3,245,532)
Common shares issued for acquisition of mineral rights ($0.25 per share) (Notes 3, 9 and 12)	2,500,000	25	624,975	-	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	-	613,583
Net income for the year	-	-	-	-		983,065	-	983,065

Balance at 31 December 2008	4,191,252	42	11,694,408	-	613,583	(11,196,447)	-	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 9)	5,412,333	54	811,796	-	(613,583)	-	-	198,267
Share issue costs	-	-	(81,185)	-	-	-	-	(81,185)
Common shares issued for acquisition of mineral rights ($0.11 per share) (Notes 3, 9 and 12)	3,500,000	35	384,965	-	-	-	-	385,000
Business acquisition	-	-	-	-	-	-	3,375,000	3,375,000
Net income for the year	-	-	-	-	-	1,482,243	-	1,482,243

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911
Business acquisition ($0.25 per share) (Notes 3, 9, 12and 14)	5,000,000	50	1,239,950	-	-	-	(1,125,000)	115,000
Common shares issued for cash ($0.10 per unit) (Note 9)	18,750,000	188	1,015,720	-	-	-	-	1,015,908
Warrants issued (Note 9)	-	-	859,092	-	-	-	-	859,092
Warrants exercised (Note 9)	1,650,000	16	164,984	-	-	-	-	165,000
Share issue costs	-	-	(100,000)	-	-	-	-	(100,000)
Beneficial conversion feature (Notes 7 and 12)	-	-	2,294,997	-	-	-	-	2,294,997
Net loss for the year	-	-	-	-	-	(1,132,188)	-	(1,132,188)

Balance at 31 December 2010	38,503,585	385	18,284,727	-	-	(10,846,392)	2,250,000	9,633,723

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

1.        Nature, Basis of Presentation and Continuance of Operations

First Colombia Gold Corp. (the “Company”) was incorporated under the laws of the State of Nevada, U.S.A. under the name “Gondwana Energy, Ltd.” on 5 September 1997.  On 23 January 2007, the Company changed its name to “Finmetal Mining Ltd.”.  On 27 November 2006, the Company completed the acquisition of 100% of the shares of Finmetal Mining OY (“Finmetal OY”), a company incorporated under the laws of Finland.  During the fiscal year ended 31 December 2006, the Company changed its operational focus from development of oil and gas properties, to acquisition of, exploration for and development of mineral properties in Finland.  On 22 May 2008, the Company changed its name to “Amazon Goldsands Ltd.” and on 18 September 2008, the Company entered into a Mineral Rights Option Agreement and concurrently re-focused on the acquisition of, exploration for and development of mineral properties located in Peru.  On 29 November 2010, the Company changed its name to “First Colombia Gold Corp.”. The Company changed their name pursuant to a parent/subsidiary merger between the Company (as Amazon Goldsands Ltd.) and its wholly-owned non-operating subsidiary, First Colombia Gold Corp., which was established for the purpose of giving effect to this name change.  The Company is currently in the exploration stage.

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

The Company’s consolidated financial statements as at 31 December 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a net loss of $1,132,188 for the year ended 31 December 2010 (2009 – net income of $1,482,243, 2008 – net income of $983,065, cumulative – net loss of $10,846,392) and has a working capital deficit of $793,145 at 31 December 2010 (2009 – $808,681).

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.         Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 December 2010, the Company had cash and cash equivalents in the amount of $70,019 (2009 – $4,214).

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

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures -regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Mineral property costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  At the end of each fiscal quarter, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2010 and 2009, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

First Colombia Gold Corp.
[(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 December 2010 and 2009, the Company did not have any asset retirement obligations.

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

First Colombia Gold Corp.
[(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Financial instruments

The carrying value of cash and cash equivalents, accounts payable and current portion of convertible promissory notes approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in South America and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Changes in accounting policies

In June 2009, the FASB issued the Statement of Financial Accounting Standard (“SFAS”) No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing” and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 January 2010.  The adoption of SFAS No. 166 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The adoption of SFAS No. 167 did not have a material impact on the Company’s consolidated financial statements.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 January 2010.  The adoption of ASU No. 2009-05 did not have a material impact on the Company’s consolidated financial statements.

On 1 January 2010, the Company adopted ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial statements.

On 1 January 2010, the Company adopted ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”.  ASU No. 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary.  An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated.  In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of ASU No. 2010-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 did not have a material impact on the Company’s consolidated financial statements.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Recent accounting pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business Combination (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments of ASU No. 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after 15 December 2010.  Early adoption is permitted.  The adoption of ASU No. 2010-29 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

3.        Mineral Property Interests

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

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	Pay $250,000 (paid) to Temasek on the date the Agreement is executed;

•	Issue 2,500,000 common shares (issued) of the Company to Temasek within five business days from the Effective Date (Notes 9 and 12); and

•	Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  Under the Second Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Amending Temasek Agreement within thirty days from the Effective Date:

•	Exercise and complete the initial 25% option (completed);

•	Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Notes 9 and 12); and

•	Pay an additional $750,000 to Temasek by 5 March 2010 (paid).

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

The Company entered into an amending agreement dated 25 June 2010 (the “Amendment Effective Date”) with Temasek related to the Temasek Properties (the “Third Amending Temasek Agreement”).  Under the Third Amending Temasek Agreement, the Company may now exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions as set out in the Third Amending Temasek Agreement within ten business days from the Amendment Effective Date:

•	Exercise and complete the initial and second 25% options (completed);

•	Issue 11,000,000 additional common shares of the Company to Temasek (5,000,000 common shares issued on 9 March 2010) (Notes 9 and 12);

•	Pay an additional $250,000 to Temasek (paid);

•
Issue a convertible note for $250,000 to Temasek (the “$250,000 Convertible Note”) (issued).  The $250,000 Convertible Note has a term of ninety days and will accrue interest at a rate of 12% per annum.  Both principal and interest under the $250,000 Convertible Note are payable upon maturity (Notes 7 and 12); and

•
Issue a convertible note for $3,250,000 to Temasek (the “$3,250,000 Convertible Note”) (issued).  The $3,250,000 Convertible Note has a term of three years and will accrue interest at a rate of 12% per annum. Interest will be payable annually and the principal is payable upon maturity (Notes 7 and 12).

Any principal and interest due under either of the Convertible Notes is convertible, at the option of Temasek, into units at a fixed conversion price of $0.25 per unit.  Each unit consists of one common share of the Company and one share purchase warrant.  Each whole warrant entitles the holder to purchase one additional common share of the Company at an exercise price of $0.50 per share.

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

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Temasek became a significant shareholder of the Company through the issuance of the 6,000,000 common shares on exercise of the option to acquire the initial and second 25% interests in the Mineral Rights and an additional 5,000,000 common shares on exercise of the partial payment toward the exercise of the option to acquire the third 25% interest (Note 9).

The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 10).

During the year ended 31 December 2010, the Company incurred $35,775 (2009 – $191,937, 2008 - $Nil, cumulative - $227,712) in exploration expenditures related to the Temasek Properties, which has been included in the accounts payable and accrued liabilities as at 31 December 2010 (Note 6).

Expenditures related to the Temasek Properties for the year ended 31 December 2010 consist of project development of $14,875 (2009 - $Nil, 2008 - $Nil, cumulative - $14,875), logistics of $11,800 (2009 - $Nil, 2008 - $Nil, cumulative - $11,800), licenses of $Nil (2009 - $50,800, 2008 - $Nil, cumulative - $50,800), consulting of $9,100 (2009 - $6,169, 2008 - $Nil, cumulative - $15,269) and management fees of $Nil (2009 - $134,968, 2008 - $Nil, cumulative - $134,968).

4.        Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	31 December 2010	31 December 2009
	$	$	$	$

Furniture, computer and office equipment	47,433	35,445	11,988	17,125

During the year ended 31 December 2010, total additions to property and equipment were $Nil (2009 – $Nil).

5.         Website Development Cost

					Net Book Value
	Cost		Accumulated amortization		31 December 2010		31 December 2009
	$		$		$		$

Website development		40,000		40,000		-		10,833

During the year ended 31 December 2010, total additions to website development cost were $Nil (2009 – $Nil).

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

6.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 31 December 2010 are amounts due to former officers of the Company of $9,646 (2009 – $62,734).  These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 31 December 2010 is an amount due to a company with former directors and officers in common with the Company of $Nil (2009 – $88,435).  The amount is non-interest bearing, unsecured and has no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 31 December 2010 are amounts due to a director and officers of the Company of $10,000 (2009 – $Nil).  These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 31 December 2010 are exploration expenditures of $35,775 (2009 – $110,558) related to the Temasek Properties (Note 3).

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

7.          Convertible Promissory Notes

	31 December 2010	31 December 2009
	$	$

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with principal and interest amounts due upon maturity on 25 September 2010.  The Company is in the process of renegotiating the terms of the $250,000 Convertible Note (Note 10).  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into conversion units (the “Units”) at any time up to 25 June 2011 at $0.25 per Unit where each Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six months after the date of issuance until one year from the date of issuance.  During the year ended 31 December 2010, the Company accrued interest expense of $100,500 (2009 - $Nil), of which $84,883 relates to the amortization of debt discount (2009 - $Nil) (Notes 3 and 12).
	188,466	-

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with interest amount payable annually and principal amount due upon maturity on 25 June 2013.  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into Units at any time up to 25 June 2013 at $0.25 per Unit where each Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six months after the date of issuance until one year from the date of issuance.  During the year ended 31 December 2010, the Company accrued interest expense of $562,027 (2009 - $Nil), of which $359,014 relates to the amortization of debt discount (2009 - $Nil) (Notes 3 and 12).
	1,732,027	-

Less: current portion	(468,630)	-

	1,451,863	-

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

8.         Due to Related Parties and Related Party Transactions

As at 31 December 2010, the amount due to related parties consists of $109,691 (2009 – $109,767) payable to companies controlled by shareholders and/or directors of Rio Santiago.

During the year ended 31 December 2010, the Company paid or accrued $Nil (2009 – $58,435) for consulting and management fees to a former officer and director of the Company.

During the year ended 31 December 2010, the Company paid or accrued $Nil (2009 – $8,595) for consulting fees to a former director of the Company.

During the year ended 31 December 2010, the Company paid or accrued $37,800 (2009 – $37,800) for financial and administrative fees to a former officer of the Company.

During the year ended 31 December 2010, the Company paid or accrued $12,500 (2009 – $Nil) for accounting and financial fees to an officer of the Company.

During the year ended 31 December 2010, the Company paid or accrued $5,000 (2009 – $Nil) for consulting fees to a director and officer of the Company.

9.         Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 common shares with par value of $0.00001
•	200,000,000 blank check preferred shares with par value of $0.001

Issued and outstanding

As at 31 December 2010, the total issued and outstanding capital stock is 38,503,585 common shares with a par value of $0.00001 per share.

On 14 December 2010, the Company issued 1,500,000 common shares upon the exercise of share purchase warrants with an exercise price of $0.10 per warrant for total proceeds of $150,000.

On 30 November 2010, the Company issued 150,000 common shares upon the exercise of share purchase warrants with an exercise price of $0.10 per warrant for total proceeds of $15,000.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the year ended 31 December 2010, a total of 1,650,000 of the related share purchase warrants in this series were exercised.  As at 31 December 2010, a total of 17,100,000 of the related share purchase warrants in this series remain outstanding.

On 9 March 2010, the Company issued 5,000,000 common shares valued at $1,250,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 3 and 12).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Notes 3 and 12).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

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

During the year ended 31 December 2008, the Company issued 2,500,000 common shares valued at $625,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 3 and 12).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2008, the Company completed a one new for twenty old common share reverse stock split.  The Company’s share transactions, including the weighted average number of common shares outstanding calculation for purposes of determining earnings per share, have been restated retroactively to reflect all of the above corporate capital transactions in these interim consolidated financial statements.

Stock options

As at 31 December 2010, there were Nil incentive stock options outstanding (2009 – Nil).

During the year ended 31 December 2007, the Company adopted the Stock Incentive Plan (the “Plan”), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards to officers, directors or employees of, as well as advisers and consultants to, the Company.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

During the year ended 31 December 2007, the Company granted 167,500 incentive stock options to officers, directors and consultants of the Company to purchase common stock of the Company at a price of $25 per common share on or before 17 April 2017 and vesting as to one-quarter of the common shares under the stock option on 17 April 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company’s Plan.  As at 31 December 2007, all of the related stock options in this series remain outstanding.

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

The Company had no stock option activities during the years ended 31 December 2010 and 2009.

Warrants

As at 31 December 2010, there were 17,100,000 share purchase warrants outstanding (2009 – Nil).  Subsequent to the year ended 31 December 2010, a total of 16,100,000 share purchase warrants in this series expired (Note 16).

The following is a summary of warrant activities during the years ended 31 December 2010 and 2009:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2009	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2009	-	-

Weighted average fair value of warrants granted during the year		-

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

The following is a summary of warrant activities during the years ended 31 December 2010 and 2009:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	-	-

Granted	18,750,000	0.10
Exercised	(1,650,000)	0.10
Expired	-	-

Outstanding and exercisable at 31 December 2010	17,100,000	0.10

Weighted average fair value of warrants granted during the year		0.05

The weighted average grant date fair value of warrants issued during the year ended 31 December 2010, amounted to $859,092 ($0.05 per warrant) (2009 – $Nil). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	2010	2009

Risk free interest rate	0.44%	-
Expected life	1.00 year	-
Annualized volatility	317.72%	-
Expected dividends	-	-

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

10.          Commitments and Contingencies

a.
During the year ended 31 December 2010, the Company entered into a three-month contract, commencing 24 July 2010, with a party to provide financial and administrative services for a monthly payment of $2,500.  Effective 20 October 2010, the contract for financial and administrative services was extended for an indefinite period.

b.	The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 3).

c.	The Company is in default of certain outstanding commitments related to the $250,000 Convertible Note. The Company is in the process of renegotiating the terms with Temasek (Note 7).

11.          Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

The breakdown of net income (loss) by geographic area for the years ended 31 December 2010, 2009 and 2008 is as follows:

	United States	Peru	Finland	Total
	$	$	$	$

2010	(1,096,014)	(36,174)	-	(1,132,188)
2009	(634,476)	(194,555)	(8,597)	(837,628)
2008	587,595	-	395,470	983,065

The breakdown of assets by geographic area for the year ended 31 December 2010 is as follows:

	United States	Peru	Finland	Total
	$	$	$	$

Current assets	70,008	11	-	70,019
Equipment	11,988	-	-	11,988
Mineral property costs	-	11,976,434	-	11,976,434

	81,996	11,976,445	-	12,058,441

The breakdown of assets by geographic area for the year ended 31 December 2009 is as follows:

	United States	Peru	Finland	Total
	$	$	$	$

Current assets	3,819	395	-	4,214
Equipment	17,125	-	-	17,125
Website	10,833	-	-	10,833
Mineral property costs	-	7,361,401	-	7,361,401

	31,777	7,361,796	-	7,393,573

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

12.            Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 31 December 2010 (Unaudited)	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-	-
Foreign exchange (gain) loss	21,787	956	4,485	(2,412)
Income taxes paid	-	-	-	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-	-
Common shares issued for services ($6 per share)	50,000	-	-	-
Donated consulting services	16,200	-	-	-
Common shares cancelled and returned	(2)	-	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-	-
Warrants issued	100,421	-	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	1,250,000	-	625,000
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	385,000	-

During the year ended 31 December 2010, the Company accrued interest expense of $Nil (2009 – $Nil) related to unpaid amount of the Temasek option payment (Note 3).

During the year ended 31 December 2010, the Company issued 5,000,000 common shares valued at $1,250,000 pursuant to the Third Amending Temasek Agreement (Notes 3 and 9).

During the year ended 31 December 2010, the Company accrued interest expense of $660,493 (2009 – $Nil) related to the convertible debentures, of which $441,863 relates to the amortization of debt discount (Note 7).

First Colombia Gold Corp.
[(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

13.           Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2010. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2010	For the year ended 31 December 2009	For the year ended 31 December 2008
	$	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(383,497)	(283,923)	551,106
Less: Change in valuation allowance and other	383,497	(2,035,948)	(554,106)

Future income tax recovery	-	2,319,871	-

The composition of the Company’s deferred tax assets as at 31 December 2010 and 2009 are as follows:

	As at 31 December 2010	As at 31 December 2009
	$	$

Net income tax operating loss carryforward	5,688,553	5,305,056

Statutory federal income tax rate	30% - 34%	26% - 34%

Future income tax assets (liabilities)	854,141	470,644
Less: Valuation allowance	(854,141)	(470,644)

Future income tax assets (liabilities)	-	-

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

14.          Acquisition

In January 2009, the Company acquired a 25% interest in Beardmore, the registered owner of 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Rio Santiago is the beneficial owner of 100% interest in certain mineral rights in Peru.  The aggregate purchase price was $1,125,000, in which the Company paid $500,000 in cash and issued 2,500,000 common shares valued at $625,000 (Notes 3, 9 and 12).

The Company follows ASC 810-10 and fully consolidates the assets, liabilities, revenues and expenses of Beardmore.  A valuation of certain assets was completed and the Company internally determined the fair value of others assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including market and income approach.

In January 2009, the purchase price allocation has been determined as follows:

Assets purchased:
Cash and cash equivalents	$578
Mineral property interests	6,927,792

Total assets acquired	$6,928,370

Liabilities assumed:
Accounts payable and accrued liabilities	$49,797
Due to related parties	58,702
Future income tax liabilities	2,319,871

Total liabilities assumed	$2,428,370

Non-controlling interest:	$3,375,000

Purchase price	$1,125,000

During the year 31 December 2010, the Company acquired an additional 25% interest in Beardmore from the non-controlling interest.  The aggregate purchase price was $1,135,000 paid by $750,000 in cash and 3,500,000 common shares of the Company valued at $385,000 (Notes 3, 9 and 12).  This resulted in a decrease in non-controlling interest of $1,125,000, a decrease in additional paid-in capital of $10,000 and an decrease in mineral properties of $1,135,000.

The acquisition of Beardmore expands the Company’s business of acquiring and exploring mineral properties.  The Company also has the exclusive right to purchase the remaining 50% share interest in Beardmore, upon certain terms and conditions (Note 3).

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

15.          Fair Value of  Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1:	classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

Level 2:
classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3:
classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

As at 31 December 2010, the carrying amounts of cash and cash equivalents, accounts payable, amounts due to related parties and other liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

The carrying amount of long-term debt and other financing was $1.45 million. The Company estimated the fair value of the beneficial conversion feature of the convertible promissory note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.29%, expected life of 1 year, expected volatility of 230% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $2,240,000, and was recorded as a component of equity, of which $Nil would be a Level 1 fair value and $2,240,000 would be a Level 2 fair value.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company’s cash and cash equivalents. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated United States financial institutions.  As a result, credit risk is considered insignificant.

Currency Risk

The Company is exposed to currency risk on its acquisition and exploration expenditures on its Peru properties since it has to convert US dollars raised through equity financing in US dollars to Peruvian Soles.  The Company’s expenditures will be negatively impacted if the Peruvian Soles increases versus the US dollar.

The majority of the Company’s cash flows and financial assets and liabilities are denominated in US dollars, which is the Company’s functional and reporting currency.  Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the US dollar.

The Company monitors and forecasts the values of net foreign currency cash flow and balance sheet exposures and from time to time could authorize the use of derivative financial instruments such as forward foreign exchange contracts to economically hedge a portion of foreign currency fluctuations.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

First Colombia Gold Corp.
(formerly Amazon Goldsands Ltd.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2010

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due.  The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

16.       Subsequent Events

The following events occurred during the period from the year ended 31 December 2010 to the date the consolidated financial statements were available to be issued on 24 May 2011:

On 14 February 2011, the Company issued 1,000,000 common shares upon the exercise of share purchase warrants at an exercise price of $0.10 per warrant for total proceeds of $100,000.

On 25 March 2011, 16,100,000 share purchase warrants with an exercise price of $0.10 per warrant expired (Note 9).

On 1 April 2011, the Company entered into a twelve-month contract, commencing 1 April 2011, with a third party to provide exploration services at cost plus 10%, project supervision services for a monthly fee of $5,000 and project administration services for a monthly fee of $17,500.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of May, 2011.

FIRST COLOMBIA GOLD CORP.,
a Nevada corporation

By:           /s/ Norman Bracht
       Norman Bracht
       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Norman Bracht	May 24, 2011
Norman Bracht, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Tony Langford	May 24, 2011
Tony Langford, Chief Financial Officer, Secretary, & Treasurer (Principal Financial Officer)

/s/ Robert Van Tassell	May 24, 2011
Robert Van Tassell, Director

FIRST COLOMBIA GOLD CORP.

EXHIBIT INDEX
TO
2010 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed May 27, 2008
2.3	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2010
2.4	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 9, 2010
3.1	Articles of Incorporation	Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-51203)
3.2	Certificate of Amendment to Articles of Incorporation, evidencing name change to “FinMetal Mining Ltd.”	Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.
3.3	Certificate of Change Pursuant to NRS 78.209	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2008
3.4	Amended and Restated By-laws of the Company	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2008
10.1	Agreement between the Company and Sapo Holdings SA dated April 1, 2011		X
10.2	Mineral Right Option Agreement between the Company and Temasek Investments Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008
10.3	Amendment to Mineral Right Option Agreement between the Company and Temasek Investments, Inc.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2009.
10.4	Second Amendment to Mineral Right Option Agreement, dated February 3, 2010	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2010
10.5	Third Amendment to Mineral Right Option Agreement, dated June 25, 2010	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 29, 2010
10.6	Consulting Agreement, dated as of August 25, 2010, between Amazon Goldsands Ltd. and The Langford Group, Inc.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2010.
10.7	2007 Stock Incentive Plan.	Exhibit 10.6 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2007.
14.1	Code of Ethics and Code of Conduct.	Exhibit 14.1 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2005.
21.1	Subsidiaries of First Colombia Gold Corp.		X

31.1	Certificate of Norman Bracht, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certificate of Tony Langford, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certificate of Norman Bracht, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certificate of Tony Langford, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X