Form 10-Q
period 2011-03-31
FIRST COLOMBIA GOLD CORP.
filed 2011-06-09
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐   Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 8, 2011
Common Stock, $0.00001 par value	39,503,585

 PART I - FINANCIAL INFORMATION

Item 1.     Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2011 are as follows:

F-1	Unaudited Interim Consolidated Balance Sheet as of March 31, 2011.

F-2	Unaudited Interim Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and from inception on September 5, 1997 to March 31, 2011.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010and from inception on September 5, 1997 to March 31, 2011.

F-4	Unaudited Interim Consolidated Statement of Changes in Stockholders' Equity (Deficiency) from inception on September 5, 1997 to March 31, 2011.

F-7	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 March 2011	As at 31 December 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents (Note 2)	92,088	70,019

Mineral property interests (Note 3)	11,976,434	11,976,434

Property and equipment (Note 4)	11,088	11,988

	12,079,610	12,058,441

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	367,236	394,534
Current portion of convertible promissory notes (Note 6)	571,041	468,630

	938,277	863,164

Convertible promissory notes (Note 6)	1,662,274	1,451,863

Due to related parties (Note 7)	109,976	109,691

	2,710,527	2,424,718

Stockholders’ equity
Common stock (Note 8)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
31 March 2011 – 39,503,585 common shares, par value $0.00001
31 December 2010 – 38,503,585 common shares, par value $0.00001	395	385
Additional paid in capital	18,329,720	18,229,730
Deficit, accumulated during the exploration stage	(11,211,032)	(10,846,392)

	7,119,083	7,383,723

Non-controlling interest (Note 13)	2,250,000	2,250,000

	9,369,083	9,633,723

	12,079,610	12,058,441

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Event (Note 14)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2011	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010
	$	$	$
Expenses
Amortization – property and equipment (Note 4)	38,521	900	1,285
Amortization – website development cost	40,001	-	3,333
Bank charges and interest (Note 6)	986,041	313,354	1,029
Consulting and management fees (Note 7)	5,250,414	39,000	47,776
Foreign exchange (gain) loss	22,581	794	(4,493)
Investor communication and promotion	632,571	-	8,000
Office and administrative	116,721	-	74
Professional fees	674,596	9,935	21,660
Rent	56,416	-	2,000
Telephone	54,659	-	-
Transfer agent and filing fees	54,386	657	2,162
Travel and accommodation	377,754	-	-
Website maintenance	86,000	-	20,000
Mineral property exploration expenditures (Note 3)	5,270,919	-	-

Net operating loss before other items	(13,661,580)	(364,640)	(102,826)

Other items
Forgiveness of debt	39,000	-	-
Gain on sale of oil and gas property	10,745	-	-
Interest income	102,561	-	-
Recovery of expenses	4,982	-	-
Write-down of incorporation cost	(12,500)	-	-
Write-down of assets	(14,111)	-	-

Net operating loss before income taxes	(13,530,903)	(364,640)	(102,826)

Future income tax recovery (Note 12)	2,319,871	-	10,657

Net operating loss and comprehensive loss for the period	(11,211,032)	(364,640)	(92,169)

Basic and diluted loss per common share		(0.01)	(0.01)

Weighted average number of common shares used in per share calculations		38,626,536	15,548,640

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2011	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010
	$	$	$
Cash flows used in operating activities
Net loss for the period	(11,211,032)	(364,640)	(92,169)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	78,522	900	4,618
Accrued interest	973,315	312,822	-
Consulting fees	40,200	-	-
Forgiveness of debt	(24,000)	-	-
Future income tax recovery	(2,319,871)	-	-
Gain on sale of oil and gas property	(10,745)	-	(10,657)
Mineral property acquisition	1,816,000	-	-
Stock-based compensation	3,587,000	-	-
Write-down of assets	3,940	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	317,406	(27,298)	(605,354)
Increase (decrease) in due to related parties	51,274	285	(73)

	(6,697,991)	(77,931)	(703,635)

Cash flows from financing activities
Cost of repurchase of common stock	(1,000)	-	-
Proceeds from issuance of common stock, net of share issue costs	8,411,915	100,000	1,775,000

	8,410,915	100,000	1,775,000

Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-
Oil and gas property acquisitions	(2,846)	-	-
Oil and gas exploration	(22,609)	-	-
Mineral property exploration	(48,609)	-	-
Business acquisition, net of cash received	(1,499,422)	-	(1,000,000)
Purchase of equipment	(53,550)	-	-
Website development cost	(40,000)	-	-

	(1,620,836)	-	(1,000,000)

Increase in cash and cash equivalents	92,088	22,069	71,365

Cash and cash equivalents, beginning of period	-	70,019	4,214

Cash and cash equivalents, end of period	92,088	92,088	75,579

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
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

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	-	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	-	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	-	1,592,565
Common shares issued for cash ($25 per unit)	121,800	1	2,944,578	-	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	-	(212,450)
Warrants issued	-	-	100,421	-	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share)	46,250	1	1,341,249	(1,341,250)	-	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share	20,000	1	535,999	-	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	-	(9,511,457)

Balance at 31 December 2007	1,722,502	18	14,314,963	(725,796)	-	(12,179,512)	-	1,409,674
Stock-based compensation	-	-	-	725,796	-	-	-	725,796
Stock awards cancelled	(31,250)	(1)	1	-	-	-	-	-
Stock options forfeited	-	-	(3,245,532)	-	-	-	-	(3,245,532)
Common shares issued for acquisition of mineral rights ($0.25 per share) (Notes 3, 8 and 11)	2,500,000	25	624,975	-	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	-	613,583
Net income for the year	-	-	-	-		983,065	-	983,065

Balance at 31 December 2008	4,191,252	42	11,694,408	-	613,583	(11,196,447)	-	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 8)	5,412,333	54	811,796	-	(613,583)	-	-	198,267
Share issue costs (Note 8)	-	-	(81,185)	-	-	-	-	(81,185)
Common shares issued for acquisition of mineral rights ($0.11 per share) (Notes 3, 8 and 11)	3,500,000	35	384,965	-	-	-	-	385,000
Business acquisition	-	-	-	-	-	-	3,375,000	3,375,000
Net income for the year	-	-	-	-	-	1,482,243	-	1,482,243

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911
Common shares issued for business acquisition ($0.25 per share) (Notes 3, 8, 11 and 13)	5,000,000	50	1,239,950	-	-	-	(1,125,000)	115,000
Common shares issued for cash ($0.10 per unit) (Note 8)	18,750,000	188	1,015,720	-	-	-	-	1,015,908
Warrants issued (Note 8)	-	-	859,092	-	-	-	-	859,092
Warrants exercised (Note 8)	1,650,000	16	164,984	-	-	-	-	165,000
Share issue costs	-	-	(100,000)	-	-	-	-	(100,000)
Beneficial conversion feature (Note 6)	-	-	2,240,000	-	-	-	-	2,240,000
Net loss for the year	-	-	-	-	-	(1,132,188)	-	(1,132,188)

Balance at 31 December 2010	38,503,585	385	18,229,730	-	-	(10,846,392)	2,250,000	9,633,723
Warrants exercised (Note 8)	1,000,000	10	99,990	-	-	-	-	100,000
Net loss for the period	-	-	-	-	-	(364,640)	-	(364,640)

Balance at 31 March 2011	39,503,585	395	18,329,720	-	-	(11,211,032)	2,250,000	9,369,083

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

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

The Company’s interim consolidated financial statements as at 31 March 2011 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a net loss of $364,640 for the three month period ended 31 March 2011 (31 March 2010 - $92,169) and has a working capital deficit of $846,189 at 31 March 2011 (31 December 2010 - $793,145).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at 31 March 2011, the Company had cash and cash equivalents in the amount of $92,088 (31 December 2010 - $70,019).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 March 2011, the Company did not have any asset retirement obligations.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

Consolidation

Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  SFAS No. 167 is effective 1 January 2010.  The adoption of SFAS No. 167 did not have a material impact on the Company’s interim consolidated financial statements.

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

Changes in accounting policies

On 1 January 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2010-29, “Business Combination (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments of ASU No. 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after 15 December 2010.  Early adoption is permitted.  The adoption of ASU No. 2010-29 did not have a material impact on the Company’s interim consolidated financial statements.

On 1 January 2011, the Company adopted ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

On 1 January 2011, the Company adopted ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s interim consolidated financial statements.

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

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

•	Pay $250,000 (paid) to Temasek on the date the Agreement is executed;

•	Issue 2,500,000 common shares (issued) of the Company to Temasek within five business days from the Effective Date (Notes 8 and 11); and

•	Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  Under the Second Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Amending Temasek Agreement within thirty days from the Effective Date:

•	Exercise and complete the initial 25% option (completed);

•	Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Notes 8 and 11); and

•	Pay an additional $750,000 to Temasek by 5 March 2010 (paid).

The Company entered into an amending agreement dated 25 June 2010 (the “Amendment Effective Date”) with Temasek related to the Temasek Properties (the “Third Amending Temasek Agreement”).  Under the Third Amending Temasek Agreement, the Company may now exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions as set out in the Third Amending Temasek Agreement within ten business days from the Amendment Effective Date:

•	Exercise and complete the initial and second 25% options (completed);

•	Issue 11,000,000 additional common shares of the Company to Temasek (5,000,000 common shares issued on 9 March 2010) (Notes 8 and 11);

•	Pay an additional $250,000 to Temasek (paid);

•
Issue a convertible note for $250,000 to Temasek (the “$250,000 Convertible Note”) (issued).  The $250,000 Convertible Note has a term of ninety days and will accrue interest at a rate of 12% per annum.  Both principal and interest under the $250,000 Convertible Note are payable upon maturity (Notes 6 and 11); and

•
Issue a convertible note for $3,250,000 to Temasek (the “$3,250,000 Convertible Note”) (issued).  The $3,250,000 Convertible Note has a term of three years and will accrue interest at a rate of 12% per annum. Interest will be payable annually and the principal is payable upon maturity (Notes 6 and 11).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

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

Temasek became a significant shareholder of the Company through the issuance of the 6,000,000 common shares on exercise of the option to acquire the initial and second 25% interests in the Mineral Rights and an additional 5,000,000 common shares on exercise of the partial payment toward the exercise of the option to acquire the third 25% interest (Note 8).

The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 9).

During the three month period ended 31 March 2011, the Company incurred $Nil (31 March 2010 – $Nil, cumulative - $227,712) in exploration expenditures related to the Temasek Properties, which has been included in the accounts payable and accrued liabilities as at 31 March 2011 (Note 5).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

4.          Property and Equipment

			Net Book Value
	Cost	Accumulated amortization	31 March 2011	31 December 2010 (Audited)
	$	$	$	$

Furniture, computer and office equipment	47,433	36,345	11,088		11,988

During the three month period ended 31 March 2011, total additions to property and equipment were $Nil (31 March 2010 - $Nil).

5.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 31 March 2011 are amounts due to former officers of the Company of $Nil (31 December 2010 - $9,646).  These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 31 March 2011 are amounts due to a director and officers of the Company of $12,500 (31 December 2010 - $10,000).  These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 31 March 2011 are exploration expenditures of $Nil (31 December 2010 - $35,775) related to the Temasek Properties (Note 3).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

6.         Convertible Promissory Notes

	31 March 2011	31 December 2010 (Audited)
	$	$

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with principal and interest amounts due upon maturity on 25 September 2010.  The Company is in the process of renegotiating the terms of the $250,000 Convertible Note (Note 9).  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into conversion units (the “Units”) at any time up to 25 June 2011 at $0.25 per Unit where each Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six months after the date of issuance until one year from the date of issuance.  During the three month period ended 31 March 2011, the Company accrued interest expense of $46,767 (31 March 2010 - $Nil), of which $39,452 relates to the amortization of debt discount (31 March 2010 - $Nil) (Notes 3 and 11).
	235,233	188,466

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with interest amount payable annually and principal amount due upon maturity on 25 June 2013.  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into Units at any time up to 25 June 2013 at $0.25 per Unit where each Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six months after the date of issuance until one year from the date of issuance.  During the three month period ended 31 March 2011, the Company accrued interest expense of $266,055 (31 March 2010 - $Nil), of which $170,959 relates to the amortization of debt discount (31 March 2010 - $Nil) (Notes 3 and 11).
	1,998,082	1,732,027

Less: current portion	(571,041)	(468,630)

	1,662,274	1,451,863

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

7.        Due to Related Parties and Related Party Transactions

As at 31 March 2011, the amount due to related parties consists of $109,976 (31 December 2010 - $109,691) payable to companies controlled by shareholders and/or directors of Rio Santiago.

During the three month period ended 31 March 2011, the Company paid or accrued $9,000 (31 March 2010 - $Nil) for consulting fees to a former director of the Company.

During the three month period ended 31 March 2011, the Company paid or accrued $Nil (31 March 2010 - $9,450) for financial and administrative fees to a former officer of the Company.

During the three month period ended 31 March 2011, the Company paid or accrued $7,500 (31 March 2010 - $Nil) for accounting and financial fees to an officer of the Company.

During the three month period ended 31 March 2011, the Company paid or accrued $7,500 (31 March 2010 - $Nil) for consulting fees to a director and officer of the Company.

8.        Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 common shares with par value of $0.00001
•	200,000,000 blank check preferred shares with par value of $0.001

Issued and outstanding

As at 31 March 2011, the total issued and outstanding capital stock is 39,503,585 common shares with a par value of $0.00001 per share.

On 14 February 2011, the Company issued 1,000,000 common shares upon the exercise of share purchase warrants with an exercise price of $0.10 per warrant for total proceeds of $100,000.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the three month period ended 31 March 2011, 1,000,000 of the related share purchase warrants in this series were exercised.  As at 31 March 2011, none of the related share purchase warrants in this series remain outstanding.

On 9 March 2010, the Company issued 5,000,000 common shares valued at $1,250,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 3 and 11).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Notes 3, 11 and 13).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

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

During the year ended 31 December 2008, the Company issued 2,500,000 common shares valued at $625,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 3, 11 and 13).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

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

Stock options

As at 31 March 2011, there were Nil incentive stock options outstanding (31 December 2010 - Nil).

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
31 March 2011

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

The Company had no stock option activities during the three month periods ended 31 March 2011 and 2010.

Warrants

As at 31 March 2011, there were Nil (31 December 2010 - 17,100,000) share purchase warrants outstanding.

The following is a summary of warrant activities during the three month periods ended 31 March 2011 and 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2011	17,100,000	-

Granted	-	-
Exercised	(1,000,000)	0.10
Expired	(16,100,000)	0.10

Outstanding and exercisable at 31 March 2011	-	-

Weighted average fair value of warrants granted during the period		-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	-	-

Granted	18,750,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2010	18,750,000	0.10

Weighted average fair value of warrants granted during the period		0.10

The weighted average grant date fair value of warrants issued during the three month period ended 31 March 2011 amounted to $Nil or $Nil per warrant (31 March 2010 - $859,092 or $0.05 per warrant). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	2011	2010

Risk free interest rate	-	0.44%
Expected life	-	1.00 year
Annualized volatility	-	317.72%
Expected dividends	-	-

9.           Commitments and Contingencies

a.
During the year ended 31 December 2010, the Company entered into a three-month contract, commencing 24 July 2010, with a party to provide financial and administrative services for a monthly payment of $2,500.  Effective 20 October 2010, the contract for financial and administrative services was extended for an indefinite period.

b.	The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 3).

c.	The Company is in default of certain outstanding commitments related to the $250,000 Convertible Note. The Company is in the process of renegotiating the terms with Temasek (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

10.          Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 31 March 2011, the Company does not have any material assets outside of South America.

11.          Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 31 March 2011	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Income taxes	-	-	-
Foreign exchange (gain) loss	22,581	794	(4,493)

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	1,250,000
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-

During the three month period ended 31 March 2011, the Company accrued interest expense of $Nil (31 March 2010 - $Nil) related to unpaid amount of the Temasek option payment (Note 3).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

During the three month period ended 31 March 2011, the Company accrued interest expense of $312,822 (31 March 2010 - $Nil) related to the convertible debentures, of which $210,411 (31 March 2010 - $Nil) relates to the amortization of debt discount (Note 6).

12.           Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2011. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(123,946)	(35,331)
Less: Change in valuation allowance	123,946	24,674

Future income tax recovery	-	10,657

The composition of the Company’s deferred tax assets as at 31 March 2010 and 31 December 2010 are as follows:

	As at 31 March 2011	As at 31 December 2010 (Audited)
	$	$

Net income tax operating loss carryforward	5,812,499	5,688,553

Statutory federal income tax rate	30% - 34%	30% - 34%

Future income tax assets (liabilities)	978,087	854,141
Less: Valuation allowance	(978,087)	(854,141)

Future income tax assets (liabilities)	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

13.          Acquisition

In January 2009, the Company acquired a 25% interest in Beardmore, the registered owner of 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Rio Santiago is the beneficial owner of 100% interest in certain mineral rights in Peru.  The aggregate purchase price was $1,125,000, in which the Company paid $500,000 in cash and issued 2,500,000 common shares valued at $625,000 (Notes 3, 8 and 11).

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

During the year 31 December 2010, the Company acquired an additional 25% interest in Beardmore from the non-controlling interest.  The aggregate purchase price was $1,135,000 paid by $750,000 in cash and 3,500,000 common shares of the Company valued at $385,000 (Notes 3, 8 and 11).  This resulted in a decrease in non-controlling interest of $1,125,000, a decrease in additional paid-in capital of $10,000 and a decrease in mineral properties of $1,135,000.

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
31 March 2011

14.          Fair Value of Financial Instruments

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

As at 31 March 2011, the carrying amounts of cash and cash equivalents, accounts payable and current portion of convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

The carrying amount of long-term debt and other financing was $1.66 million. During the year ended 31 December 2010, the Company estimated the fair value of the beneficial conversion feature of the convertible promissory note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate of 0.29%, expected life of 1 year, expected volatility of 230% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $2,240,000, and was recorded as a component of equity, of which $Nil would be a Level 1 fair value and $2,240,000 would be a Level 2 fair value.

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

Currency Risk

The Company is exposed to currency risk on its acquisition and exploration expenditures on its Peru properties since it has to convert U.S. dollars raised through equity financing in U.S. dollars to Peruvian Soles.  The Company’s expenditures will be negatively impacted if the Peruvian Soles increases versus the U.S. dollar.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2011

The majority of the Company’s cash flows and financial assets and liabilities are denominated in U.S. dollars, which is the Company’s functional and reporting currency.  Foreign currency risk is limited to the portion of the Company’s business transactions denominated in currencies other than the U.S. dollar.

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

15.       Subsequent Event

The following event occurred during the period from the three month period ended 31 March 2011 to the date the interim consolidated financial statements were available to be issued on 8 June 2011:

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

●
risk that, should we be able to further amend the option agreement and to revive the lapsed options, that we will be unable to secure the necessary funding to exercise such revived third or fourth twenty-five percent options;

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “First Colombia” mean First Colombia Gold Corp. and our subsidiaries unless otherwise indicated.

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

We entered into an agreement (the “Agreement”) effective as of April 1, 2011 with Sapo Holdings SA (“Sapo”) to provide us guidance and expertise in evaluating and identifying potential properties for our review.  The Agreement is for a one year term.  Sapo is a consulting firm based in Colombia that has expertise indentifying potential exploration projects and working with professionals engaged in mineral exploration to providing staffing to and administration of mineral exploration projects.  In exchange for providing us with theses services, we agreed to compensate Sapo as follows:  (i) [a monthly] payment of an amount equal to ten percent (10%) over the costs incurred for such exploration services, which would include hiring a field crew, technical staff and equipment, (ii) a monthly fee of $5,000 for project supervision services, and (ii) a monthly fee of $17,500 for project administration, which would include secretarial services, office equipment, rent, public relations and utilities and local transportation.  The Agreement can be terminated by either party with or without cause upon sixty days written notice to the other party.

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

•	Pay $250,000 to the order and the direction of Temasek by March 5, 2010, which date was within 30 days of the effective date of Amendment No. 2 (which payment was made on March 22, 2010); and

•	Pay $1,000,000 to the order and the direction of Temasek on or before March 18, 2010, which date was within eighteen months of the Effective Date (which payment has not been made).

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

As of the date we were required to fulfill the Option Requirements under Amendment No. 3, we did not issue the 6,000,000 shares of our common stock required to exercise the third and fourth twenty-five percent options within the time periods set forth in the Option Agreement.  As a result, the options to acquire the third and fourth twenty-five percent options lapsed as of July 5, 2010.  We are considering our options and may seek to enter into negotiations with Temasek in order to further amend the Option Agreement in order revive the third and fourth twenty-five percent options. There can be no assurance that we will be successful in amending the Option Agreement or securing the necessary funding to exercise the third or fourth twenty-five percent options should we be successful in reviving these options. In the event that we are unable to enter into another amendment to the Option Agreement, our ownership interest in the Mineral Rights would be limited to our fifty percent interest, we would be without the ability to acquire the third and fourth twenty-five percent options to acquire an aggregate seventy-five and one hundred percent interest in the Mineral Rights, respectively, and we would not be entitled to recover the $250,000 previously paid to Temasek and the 5,000,000 shares of our common stock, $250,000 Convertible Note and $3,250,000 Convertible Note previously issued to Temasek as partial consideration for the exercise of the third twenty-five percent option.

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

Based on this preliminary work, we identified a 0.6 square kilometer targeted area within the Dorotea 6 and Dorotea 7 concessions to be the subject of a Phase I drilling program designed to consist of ten holes.  The drill holes are planned for the following locations:

Drill Hole	Longitude	Latitude
1	243485	9480000
2	244518	9480000
3	245203	9479772
4	245203	9479678
5	245203	9479450
6	245203	9479146
7	245516	9479831
8	245516	9479484
9	245516	9479170
10	245821	9478993

The cost of the 10-hole Phase I drilling program is anticipated to be $75,000.  A churn drill and ancillary equipment were moved onto the targeted area during the first quarter of 2011 and the Phase I drilling program commenced in March 2011.  Due to the high river levels in the target area, the Phase I drilling program has been postponed until the end of July 2011. Our current cash on hand is insufficient to complete the Phase I drilling program and we require additional financing in order to complete the Phase I drilling program.  While we have commenced the Phase I drilling program, we must secure additional financing in the near future in order to complete this planned work and be able to sustain any drilling activity or we will be forced to cease our exploration and development program.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

We have not generated any revenues from our operations since our inception.

Operating Expenses

We reported operating expenses in the amount of $364,604 for the three months ended March 31, 2011, compared to operating expenses of $102,826 for the three months ended March 31, 2010.  Operating expenses were higher for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily as a result of an increase in bank and interest charges.

We incurred bank charges and interest of $313,354, for the three months ended March 31, 2011, compared to $1,029 for the three months ended March 31, 2010.  The increase in bank charges and interest is attributable to accrued interest charges of $312,822 on the convertible promissory notes issued in June 2010 and other bank fees of $532.

The increase in operating expenses was partially offset by a decrease in professional fees and consulting and management fees during the reporting period.

Our expenditures were also lower as a result of reduced consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $39,000, for the three months ended March 31, 2011, compared to $47,776 for the three months ended March 31, 2010.  The decrease in consulting and management fees is attributable to the decrease in exploration activities in Peru and consulting services required to support these activities.  This also resulted in a decrease in expense for administrative and management services during the period.

We incurred professional fees of $9,935, for the three months ended March 31, 2011, compared to $21,660 for the three months ended March 31, 2010.  The decrease in professional fees is attributable to lower accounting, financial reporting and legal services expense for the period.

Other Items

We reported no other items for the three months ended March 31, 2011 and March 31, 2010 respectively.  In the Quarterly Report on Form 10-Q for the period ended March 31, 2010, a foreign exchange gain of $4,493 for the three months ended March 31, 2010 was reported as other items on the Interim Consolidated Statement of Operations.  This amount is included as an operating expense in the comparative period in the unaudited interim consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2011.

Net (Income) Loss

As a result of the above, for the three months ended March 31, 2011 we reported a net loss of $364,640.  For the three months ended March 31, 2010, we reported a net operating loss before incomes taxes of $102,826 and a net loss of $92,169 for the reporting period after offsetting a future income tax recovery of $10,657.

The future income tax recovery of $10,657 for the three months ended March 31, 2010 was a result of applying previously unrecognized future income tax assets against the future income tax liability from the acquisition of an equity interest in Beardmore Holdings, Inc.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $92,088, compared to $70,019 at December 31, 2010, and a working capital deficit of $846,189, compared to a working capital deficit of $793,145 at December 31, 2010.  Our proposed plan of exploration anticipates that we will incur exploration related expenditures of $1,650,000 over the next twelve months.  We may be required to make payments if we are able to revive our options and increase our ownership interest in the Mineral Rights from a fifty percent interest to either a seventy-five or one hundred percent interest in the Mineral Rights.  We anticipate spending approximately $70,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $840,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program. In the absence of such financing, we will not be able to pursue our exploration program and maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the three months ended March 31, 2011 and 2010 used cash of $77,931 and $703,635, respectively, which reflect our recurring operating losses.  Our net loss reported for three months ended March 31, 2011 was the primary reason for our negative operating cash flow.  Our reporting negative operating cash flows for the three months ended March 31, 2011 was offset by accrued interest of $312,822 for the reporting period.

Cash Used in Investing Activities

For the three months ended March 31, 2011, we used $0 in investing activities, as compared to $1,000,000 used in investing activities during the three months ended March 31, 2010.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the three months ended March 31, 2011 was $100,000, which consisted entirely of proceeds from the issuance of common stock.  Net cash flows provided by financing activities for the three months ended March 31, 2010 was $1,775,000, which consisted entirely of proceeds from the issuance of common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to March 31, 2011 of $11,211,032 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, where management identified material weaknesses consisting of ineffective controls over the period-end financial close and reporting process and lack of resources to manage the financial close process.  We are in the process of considering changes in our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

First Colombia Gold Corp.
Date: June 9, 2011	By: /s/ Norman Bracht Norman Bracht Title: Chief Executive Officer

Date: June 9, 2011	By: /s/ Tony Langford Tony Langford Title: Chief Financial Officer

FIRST COLOMBIA GOLD CORP.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2011

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Agreement between the Company and Sapo Holdings SA dated April 1, 2011	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X