Form 10-Q
period 2011-06-30
FIRST COLOMBIA GOLD CORP.
filed 2011-08-15
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

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
Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 9, 2011
Common Stock, $0.00001 par value	39,503,585

PART I - FINANCIAL INFORMATION

Item 1.      Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2011 are as follows:

F-1	Unaudited Interim Consolidated Balance Sheet as of June 30, 2011.

F-2	Unaudited Interim Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 and from inception on September 5, 1997 to June 30, 2011.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 and from inception on September 5, 1997 to June 30, 2011.

F-4	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 June 2011	As at 31 December 2010 (Audited)
	$	$

Assets

Current
Cash and cash equivalents (Note 2)	46,595	70,019

Mineral property interests (Note 3)	11,976,434	11,976,434

Property and equipment (Note 4)	10,190	11,988

	12,033,219	12,058,441

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	475,760	394,534
Current portion of convertible promissory notes (Note 6)	676,904	468,630

	1,152,664	863,164

Convertible promissory notes (Note 6)	1,872,831	1,451,863

Due to related parties (Note 7)	160,449	109,691

	3,185,944	2,424,718

Stockholders’ equity
Common stock (Note 8)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
30 June 2011 – 39,503,585 common shares, par value $0.00001
31 December 2010 – 38,503,585 common shares, par value $0.00001	395	385
Additional paid in capital	18,329,720	18,229,730
Deficit, accumulated during the exploration stage	(11,732,840)	(10,846,392)

	6,597,275	7,383,723

Non-controlling interest (Note 13)	2,250,000	2,250,000

	8,847,275	9,633,723

	12,033,219	12,058,441

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Event (Note 15)

The accompanying notes are an integral part of these interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2011	For the three month period ended 30 June 2011	For the three month period ended 30 June 2010	For the six month period ended 30 June 2011	For the six month period ended 30 June 2010
	$	$	$	$	$
Expenses
Amortization – property and equipment (Note 4)	39,419	898	1,285	1,798	2,570
Amortization – website development costs	40,001	-	3,333	-	6,666
Bank charges and interest (Note 6)	1,304,083	318,042	6,057	631,396	7,086
Consulting and management fees (Note 7)	5,350,556	100,142	84,450	139,142	132,226
Foreign exchange (gain) loss	20,998	(1,583)	1,418	(789)	(3,075)
Investor communication and promotion	632,571	-	6,000	-	14,000
Office and administrative	116,780	59	184	59	258
Professional fees	726,058	51,462	22,787	61,397	44,447
Rent	56,416	-	-	-	2,000
Telephone	54,659	-	-	-	-
Transfer agent and filing fees	56,474	2,088	1,819	2,745	3,981
Travel and accommodation	377,754	-	-	-	-
Website maintenance	86,000	-	-	-	20,000
Mineral property acquisition and exploration expenditures (Note 3)	5,321,619	50,700	-	50,700	-

Net operating loss before other items	(14,183,388)	(521,808)	(127,333)	(886,448)	(230,159)

Other items
Forgiveness of debt	39,000	-	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	-	-	-
Recovery of expenses	4,982	-	-	-	-
Write-down of incorporation cost	(12,500)	-	-	-	-
Write-down of assets	(14,111)	-	-	-	-

Net operating loss before income taxes	(14,052,711)	(521,808)	(127,333)	(886,448)	(230,159)

Future income tax recovery	2,319,871	-	-	-	10,657

Net operating loss and comprehensive loss for the period	(11,732,840)	(521,808)	(127,333)	(886,448)	(219,502)

Basic and diluted loss per common share		(0.01)	(0.01)	(0.02)	(0.01)

Weighted average number of common shares used in per share calculations		39,503,585	36,853,585	38,876,188	26,201,113

The accompanying notes are an integral part of these interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2011	For the three month period ended 30 June 2011	For the three month period ended 30 June 2010	For the six month period ended 30 June 2011	For the six month period ended 30 June 2010
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(11,732,840)	(521,808)	(127,333)	(886,448)	(219,502)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	79,420	898	4,618	1,798	9,236
Accrued interest	1,289,735	316,420	5,753	629,242	5,753
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(24,000)	-	-	-	-
Future income tax recovery	(2,319,871)	-	-	-	(10,657)
Gain on sale of oil and gas property	(10,745)	-	-	-	-
Mineral property acquisition	1,816,000	-	-	-	-
Stock based compensation	3,587,000	-	-	-	-
Write-down of assets	3,940	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	425,988	108,582	96,887	81,284	(508,467)
Increase in advances from related parties	101,689	50,415	877	50,700	804

	(6,743,484)	(45,493)	(19,198)	(123,424)	(722,833)

Cash flows from financing activities
Cost of repurchase of common stock	(1,000)	-	-	-	-
Proceeds from issuance of common stock, net of share issue costs	8,411,915	-	-	100,000	1,775,000

	8,410,915	-	-	100,000	1,775,000
Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-	-
Oil and gas exploration	(22,609)	-	-	-	-
Mineral property exploration	(48,609)	-	-	-	-
Business acquisition, net of cash received	(1,499,422)	-	-	-	(1,000,000)
Purchase of equipment	(53,550)	-	-	-	-
Website development costs	(40,000)	-	-	-	-

	(1,620,836)	-	-	-	(1,000,000)

Increase (decrease) in cash and cash equivalents	46,595	(45,493)	(19,198)	(23,424)	52,167

Cash and cash equivalents, beginning of period	-	92,088	75,579	70,019	4,214

Cash and cash equivalents, end of period	46,595	46,595	56,381	46,595	56,381

Supplemental Disclosures with Respect of Cash Flows (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

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

The Company’s interim consolidated financial statements as at 30 June 2011 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a net loss of $886,448 for the six month period ended 30 June 2011 (30 June 2010 - $219,502) and has a working capital deficit of $1,106,069 at 30 June 2011 (31 December 2010 - $793,145).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at 30 June 2011, the Company had cash and cash equivalents in the amount of $46,595 (31 December 2010 - $70,019).

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
30 June 2011

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 June 2011

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 June 2011, the Company did not have any asset retirement obligations.

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
30 June 2011

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

Changes in accounting policies

On 1 January 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2010-29, “Business Combination (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments of ASU No. 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2010.  Early adoption is permitted.  The adoption of ASU No. 2010-29 did not have a material impact on the Company’s interim consolidated financial statements.

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
30 June 2011

On 1 January 2011, the Company adopted ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s interim consolidated financial statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-05 relates only to the presentation of comprehensive income, the Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

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

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

-      Pay $250,000 (paid) to Temasek on the date the Temasek Agreement is executed;

-      Issue 2,500,000 common shares (issued) of the Company to Temasek within five business days from the Effective Date (Notes 7 and 12); and

-      Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  Under the Second Amending Temasek Agreement, the Company may now exercise the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by fulfilling the following conditions as set out in the Second Amending Temasek Agreement within thirty days from the Effective Date:

-      Exercise and complete the initial 25% option (completed);

-      Issue 3,500,000 additional common shares of the Company to Temasek (issued) (Notes 8, 11 and 13); and

-      Pay an additional $750,000 to Temasek by 5 March 2010 (paid).

The Company entered into an amending agreement dated 25 June 2010 (the “Amendment Effective Date”) with Temasek related to the Temasek Properties (the “Third Amending Temasek Agreement”).  Under the Third Amending Temasek Agreement, the Company may now exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions as set out in the Third Amending Temasek Agreement within ten business days from the Amendment Effective Date:

-      Exercise and complete the initial and second 25% options (completed);

-      Issue 11,000,000 additional common shares of the Company to Temasek (5,000,000 common shares issued on 9 March 2010) (Notes 8, 11 and 13);

-      Pay an additional $250,000 to Temasek (paid);

-      Issue a convertible note for $250,000 to Temasek (the “$250,000 Convertible Note”) (issued).  The $250,000 Convertible Note has a term of ninety days and will accrue interest at a rate of 12% per annum.  Both principal and interest under the $250,000 Convertible Note are payable upon maturity (Notes 6 and 11); and

-      Issue a convertible note for $3,250,000 to Temasek (the “$3,250,000 Convertible Note”) (issued).  The $3,250,000 Convertible Note has a term of three years and will accrue interest at a rate of 12% per annum. Interest will be payable annually and the principal is payable upon maturity (Notes 6 and 11).

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
30 June 2011

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

During the six month period ended 30 June 2011, the Company incurred $50,700 (30 June 2010 – $Nil, cumulative - $278,412) in exploration expenditures related to the Temasek Properties.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

4.         Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	30 June 2011	31 December 2010 (Audited)
	$	$	$	$

Furniture, computer and office equipment	47,433	37,243	10,190	11,988

During the six month period ended 30 June 2011, total additions to property and equipment were $Nil (30 June 2010 - $Nil).

5.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 30 June 2011 are amounts due to former officers of the Company of $Nil (31 December 2010 - $9,646).  These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 30 June 2011 are amounts due to a director and officer of the Company of $5,986 (31 December 2010 - $10,000).  These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 30 June 2011 are exploration expenditures of $Nil (31 December 2010 - $35,775) related to the Temasek Properties.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

6.              Convertible Promissory Notes

	30 June 2011	31 December 2010 (Audited)
	$	$

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with principal and interest amounts due upon maturity on 25 September 2010.  The Company is in the process of renegotiating the terms of the $250,000 Convertible Note (Note 9).  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into conversion units (the “Units”) at any time up to 25 June 2011 at $0.25 per Unit where each Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six months after the date of issuance until one year from the date of issuance.  As at 30 June 2011, none of the Units were converted by Temasek.  During the six month period ended 30 June 2011, the Company accrued interest expense of $92,027 (30 June 2010 - $411), of which $77,151 relates to the amortization of debt discount (30 June 2010 - $Nil) (Notes 3 and 11).
	280,493	188,466

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with interest amount payable annually and principal amount due upon maturity on 25 June 2013.  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into Units at any time up to 25 June 2013 at $0.25 per Unit where each Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six months after the date of issuance until one year from the date of issuance.  During the six month period ended 30 June 2011, the Company accrued interest expense of $537,215 (30 June 2010 - $5,342), of which $343,817 relates to the amortization of debt discount (30 June 2010 - $Nil) (Notes 3 and 11).
	2,269,242	1,732,027

Less: current portion	(676,904)	(468,630)

	1,872,831	1,451,863

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

7.         Due to Related Parties and Related Party Transactions

As at 30 June 2011, the amount due to related parties consists of $160,449 (31 December 2010 - $109,691) payable to companies controlled by shareholders and/or directors of Rio Santiago.

During the six month period ended 30 June 2011, the Company paid or accrued $9,000 (30 June 2010 - $Nil) for consulting fees to a former director of the Company.

During the six month period ended 30 June 2011, the Company paid or accrued $Nil (30 June 2010 - $18,900) for financial and administrative fees to a former officer of the Company.

During the six month period ended 30 June 2011, the Company paid or accrued $22,312 (30 June 2010 - $Nil) and $330 (30 June 2010 - $-Nil) for accounting and financial fees, and reimbursement of expenses, respectively to an officer of the Company.

During the six month period ended 30 June 2011, the Company paid or accrued $10,000 (30 June 2010 - $Nil) for consulting fees to a director and officer of the Company.

8.         Common Stock

Authorized

The total authorized capital consists of

-     200,000,000 of common shares with par value of $0.00001
-     200,000,000 of blank check preferred shares with par value of $0.001

Issued and outstanding

As at 30 June 2011, the total issued and outstanding capital stock is 39,503,585 common shares with a par value of $0.00001 per share.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the six month period ended 30 June 2011, 1,000,000 of the related share purchase warrants in this series were exercised.  As at 30 June 2011, none of the related share purchase warrants in this series remain outstanding.

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

Stock options

As at 30 June 2011, there were Nil incentive stock options outstanding (31 December 2010 - Nil).

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
30 June 2011

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

The Company had no stock option activities during the six month periods ended 30 June 2011 and 2010.

Warrants

As at 30 June 2011, there were Nil (31 December 2010 - 17,100,000) share purchase warrants outstanding.

The following is a summary of warrant activities during the six month periods ended 30 June 2011 and 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2011	17,100,000	0.10

Granted	-	-
Exercised	(1,000,000)	0.10
Expired	(16,100,000)	0.10

Outstanding and exercisable at 30 June 2011	-	-

Weighted average fair value of warrants granted during the period		-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2010	-	-

Granted	18,750,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 June 2010	18,750,000	0.10

Weighted average fair value of warrants granted during the period		0.10

The weighted average grant date fair value of warrants issued during the six month period ended 30 June 2011 amounted to $Nil or $Nil per warrant (30 June 2010 - $859,092 or $0.05 per warrant). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

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

b.    During the year ended 31 December 2010, the Company entered into a three-month contract, commencing 24 July 2010, with a party to provide financial and administrative services for a monthly payment of $2,500.  Effective 20 October 2010, the contract for financial and administrative services was extended for an indefinite period.

c.    The Company is subject to certain outstanding and future commitments related to the Temasek Agreement. The Company is in the process of renegotiating the terms of the Temasek Agreement (Note 3).

d.    The Company is in default of certain outstanding commitments related to the $250,000 Convertible Note.  The Company is in the process of renegotiating the terms with Temasek (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

10.          Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2011. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2011	For the six month period ended 30 June 2010
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	299,362	74,634
Less: Change in valuation allowance	(299,362)	(63,977)

Future income tax recovery	-	10,657

The composition of the Company’s deferred tax assets as at 30 June 2011 and 31 December 2010 are as follows:

	As at 30 June 2011	As at 31 December 2010 (Audited)
	$	$

Net income tax operating loss carryforward	5,987,915	5,688,553

Statutory federal income tax rate	30% - 34%	30% - 34%

Future income tax assets (liabilities)	1,153,503	854,141
Less: Valuation allowance	(1,153,503)	(854,141)

Future income tax assets (liabilities)	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

11.        Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 30 June 2011	For the six month period ended 30 June 2011	For the six month period ended 30 June 2010
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	5,753
Income taxes	-	-	-
Foreign exchange (gain) loss	20,998	(789)	3,075

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	1,250,000
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-

During the six month period ended 30 June 2011, the Company accrued interest expense of $Nil (30 June 2010 - $Nil) related to unpaid amount of the Temasek option payment (Note 3).

During the six month period ended 30 June 2011, the Company accrued interest expense of $629,242 (30 June 2010 - $5,753) related to the convertible debentures, of which $420,968 (30 June 2010 - $Nil) relates to the amortization of debt discount (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

12.          Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 30 June 2011, the Company does not have any material assets outside of South America.

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
30 June 2011

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

As at 30 June 2011, the carrying amounts of cash and cash equivalents, accounts payable and current portion of convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

The carrying amount of long-term debt and other financing was $1.87 million. During the year ended 31 December 2010, the Company estimated the fair value of the beneficial conversion feature of the convertible promissory note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate of 0.29%, expected life of 1 year, expected volatility of 230% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $2,240,000, and was recorded as a component of equity, of which $Nil would be a Level 1 fair value and $2,240,000 would be a Level 2 fair value.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2011

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

15.       Subsequent Event

The following event occurred during the period from the six month period ended 30 June 2011 to the date the interim consolidated financial statements were available to be issued on 15 August 2011:

On 28 July 2011, the Company signed a non-binding letter of intent to acquire all of the issued and outstanding capital stock of Minera San Ignacio SAS, a corporation incorporated under the General Corporate Law of Colombia, from Sapo Holdings, S.A.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting;

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

●
risk that, while we must secure additional financing in the near future in order to be able to sustain any drilling activity and complete planned exploration work or we will be forced to cease our exploration and development program;

●
risks in relation to the evaluation of whether to relinquish to Temasek our fifty percent interest in the Mineral Rights in exchange for Temasek’s agreement to cancel the $250,000 Convertible Note, the $3,250,000 Convertible Note and release us from our obligation under Amendment No. 3 to issue Temasek 6,000,000 shares of our common stock;

●	risk that our planned exploration program will be discontinued in the event that we enter into an agreement that includes our relinquishment of our fifty percent interest in the Mineral Rights;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

Corporate History

We were incorporated in the state of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining Ltd and Amazon Goldsands Ltd.  We were previously focused on the acquisition and development of interests in mineral rights on properties located in Finland.  In September 2008, we reorganized our operations to focus on the acquisition and development of our interests in the mineral rights on properties located in northeastern Peru.

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

We entered into an agreement (the “Agreement”) effective as of April 1, 2011 with Sapo Holdings SA (“Sapo”) to provide us guidance and expertise in evaluating and identifying potential properties for our review.  The Agreement is for a one year term.  Sapo is a consulting firm based in Colombia that has expertise indentifying potential exploration projects and working with professionals engaged in mineral exploration to providing staffing to and administration of mineral exploration projects.  In exchange for providing us with theses services, we agreed to compensate Sapo as follows:  (i) a monthly payment of an amount equal to ten percent (10%) over the costs incurred for such exploration services, which would include hiring a field crew, technical staff and equipment, (ii) a monthly fee of $5,000 for project supervision services, and (ii) a monthly fee of $17,500 for project administration, which would include secretarial services, office equipment, rent, public relations and utilities and local transportation.  The Agreement can be terminated by either party with or without cause upon sixty days written notice to the other party.

Letter of Intent to Acquire Issued and Outstanding Capital Stock of Minera San Ignacio SAS

We have taken preliminary steps to research and review possible exploration projects and indentified for acquisition specific properties indirectly held by a subsidiary of Sapo.  On July 28, 2011, we entered into a non-binding Letter of Intent (“LOI”) with Sapo ("Seller"), to acquire from Seller all of the issued and outstanding capital stock of Minera San Ignacio SAS., a company incorporated under the laws of Colombia ("Minera San Ignacio") (the "Proposed Transaction"). We are currently conducting a legal, financial and business review of the financial condition, assets, liabilities and business of Minera San Ignacio. At this stage of our due diligence review, we understand that Minera San Ignacio is an entity that has nominal operations, but has the right to acquire ownership in certain mineral claims and mining rights to properties with an approximate size of 1,000 hectares located in the municipality of Buenos Aires in the Cauca province located in southern Colombia.

Under the terms of the Proposed Transaction, it is contemplated that we would pay Seller in exchange for all of the issued and outstanding capital stock of Minera San Ignacio the following consideration:

•	Five Hundred Thousand Dollars ($500,000);

•	issue to Seller One Million (1,000,000) shares of our Common Stock; and

•
issue to Seller an unsecured promissory note in the principal amount of Five Hundred Thousand Dollars ($500,000) payable with interest at a rate of 12% per annum with a maturing date one year from the closing date.

The LOI provides for the Company to have the option to return to Seller all of the issued and outstanding capital stock of Minera San Ignacio in exchange for cancellation of the Note anytime up to one year after the closing date .

The Proposed Transaction is anticipated to occur on or about September 15, 2011 and is subject to certain conditions, including, but not limited to, the satisfactory completion of due diligence, the execution of a binding definitive agreement between the parties and our ability to secure sufficient financing to close the Proposed Transaction.  Our due diligence review is ongoing and we can give you no assurance that these and other conditions will ever be satisfied to allow us to close the Proposed Transaction on September 15, 2011 or otherwise.

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

Under the terms of the Option Agreement, if we are able to complete the acquisition of a one hundred percent interest in the Mineral Rights, Temasek will be entitled to an annual 2.5% net returns royalty.  However, if we paid Temasek $2,000,000 within ninety days of our acquisition of a one hundred percent interest in the Mineral Rights, Temasek will only be entitled to an annual 1.0% net returns royalty.

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

Under the terms of the Option Agreement, as amended, we would have been able to exercise the third twenty-five percent option, resulting in the acquisition of a seventy-five percent interest in the Mineral Rights, if we had fulfilled all of the following conditions:

•	Complete the exercise of the initial and second, twenty-five percent option, resulting in the acquisition of a fifty percent interest in the Mineral Rights (which was completed on March 22, 2010);

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

We would have been able to exercise the fourth twenty-five percent option, resulting in the acquisition of a one hundred percent interest in the Mineral Rights, if we had fulfilled all of the following conditions prior to March 18, 2010, which date was within eighteen months of the Effective Date:

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

•	Exercise and completion of the initial and second twenty-five percent options;

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

The $250,000 Convertible Note has a term of ninety days and accrues interest at a rate of 12% per annum.  We failed to pay the principle and interest under the $250,000 Convertible Note upon maturity and are currently in default.

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

As of the date we were required to fulfill the Option Requirements under Amendment No. 3, we did not issue the 6,000,000 shares of our common stock required to exercise the third and fourth twenty-five percent options within the time periods set forth in the Option Agreement and have defaulted on the $250,000 Convertible Note resulting from our failure to pay the principal plus interest on the maturity date.  This also resulted in the options to acquire the third and fourth twenty-five percent options having lapsed as of July 5, 2010.

We have discussed with Temasek our inability to fulfill the Option Requirements under Amendment No. 3 and our default on the $250,000 Convertible Note.  For reasons which include our inability to secure sufficient financing to be able to cure our default on the $250,000 Convertible Note or complete our planned exploration program, we have not been successful in reaching an agreement with Temasek to further amend the Option Agreement in order revive the third and fourth twenty-five percent options.  In July 2011, we received an offer from Temasek to enter into an agreement that provides for our return to Temasek of our fifty percent interest in the Mineral Rights acquired through our acquisition of fifty percent of the outstanding shares of Beardmore in exchange for the cancellation of the $250,000 Convertible Note, the $3,250,000 Convertible Note and our obligation under Amendment No. 3 to issue Temasek 6,000,000 shares of our common stock.  We are currently evaluating this offer.  In the event that we accept Temasek’s offer, we will be forced to relinquish any interest we have in the Mineral Rights and would not be entitled to recover the $250,000 previously paid to Temasek, the 5,000,000 shares of our common stock previously issued to Temasek or any mineral property exploration expenditures incurred to date.

Planned Exploration Program

                Set forth below is our planned exploration and development program that was developed under the assumption that we would continue to pursue the exploration and development of properties in Peru underlying our fifty percent interest in the Mineral Rights.  As described above, we are evaluating whether to relinquish to Temasek our fifty percent interest in the Mineral Rights in exchange for Temasek’s agreement to cancel the $250,000 Convertible Note, the $3,250,000 Convertible Note and release us from our obligation under Amendment No. 3 to issue Temasek 6,000,000 shares of our common stock.  The planned exploration program that follows will be discontinued in the event that we enter into an agreement that includes our relinquishment of our fifty percent interest in the Mineral Rights.

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

The cost of the 10-hole Phase I drilling program is anticipated to be $75,000.  A churn drill and ancillary equipment were moved onto the targeted area during the first quarter of 2011.  Due to the high river levels in the target area, the Phase I drilling program was postponed until the end of July 2011.  Due to our present consideration of Temasek’s offer which, if accepted would result in our relinquishment of any interest in the Mineral Rights, we further postponed proceeding forward with the 10-hole Phase I drilling program until such time that we make a determination as to whether or not we enter into an agreement that results in us relinquishing our interests in the Mineral Rights.

In the event that we pursue the planned 10-hole Phase I drilling program, our current cash on hand is insufficient to complete the drilling program.  As a result, we would require additional financing in order to complete the Phase I drilling program and sustain any drilling activity or we will be forced to cease our exploration and development program.

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

In the event we maintain our interest in the Mineral Rights and are successful in securing additional financing, our plan is to begin ground magnetic surveys over areas where we believe mineralized gravels are likely to exist in order to obtain a “magnetic fingerprint” as soon as practicable.

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

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  In the event that we determine to maintain our interest in the Mineral Rights and proceed further with our exploration and development program, we may be forced to cease our planned exploration program until such time that we are able to secure sufficient financing.  Provided we are able to secure additional financing and we maintain our interest in the Mineral Rights, the total budgeted costs we would anticipate incurring over the following twelve months to fully execute our planned activities are as follows:

Activity
PROJECT COSTS:
Property-related costs	150,000
Environmental/Social permits	200,000
Exploration	300,000
Field Costs	100,000
Travel expenses	100,000
Community relations	50,000
Administration on site	50,000
Personnel	200,000
ADMINISTRATION	250,000
EQUIPMENT PURCHASE	250,000
TOTAL	1,650,000

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenues

We have not generated any revenues from our operations since our inception.

Operating Expenses

We reported operating expenses in the amount of $521,808 for the three months ended June 30, 2011, compared to operating expenses of $127,333 for the three months ended June 30, 2010.  Operating expenses were higher for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily as a result of an increase in bank and interest charges, professional fees, consulting and management fees and mineral property acquisition and exploration expenditures.

We incurred bank charges and interest of $318,042, for the three months ended June 30, 2011, compared to $6,057 for the three months ended June 30, 2010.  The increase in bank charges and interest is attributable to accrued interest charges of $316,420 on the convertible promissory notes issued in June 2010 and other bank fees of $1,622.

We incurred an increase in consulting and management fees to $100,142 for the three months ended June 30, 2011 from consulting and management fees of $84,450 for the three months ended June 30, 2010.  The increase in consulting and management fees was due to fees of $67,500 incurred by consultants in connection with exploration activities, which was offset by a $53,500 decrease in consulting expense for financial and other advisory services.

We incurred an increase in professional fees to $51,462 for the three months ended June 30, 2011 from professional fees of $22,787 incurred during the three months ended June 30, 2010.  The increase in professional fees is attributable an increase in audit and legal expenses.

Mineral property acquisition and exploration expenditures for the three months ended June 30, 2011 were $50,700 compared to $0 for the three months ended June 30, 2010.  The increase in mineral property acquisition and exploration expenditures is attributable to concession payments made to the Instituto Geológico Minero y Metalúrgico in order to maintain in good standing our fifty percent interest in the mineral rights we acquired under the terms of the Option Agreement with Temasek.

Other Items

We reported no other items for the three months ended June 30, 2011 and June 30, 2010, respectively.  In the Quarterly Report on Form 10-Q for the period ended June 30, 2010, a foreign exchange loss of $1,418 for the three months ended June 30, 2010 was reported as other items on the Interim Consolidated Statement of Operations.  This amount is included as an operating expense in the comparative period in the unaudited interim consolidated financial statements included in this Form 10-Q for the three months ended June 30, 2011.  Foreign exchange gain for the three months ended June 30, 2011 was $1,583.

Net (Income) Loss

As a result of the above, for the three months ended June 30, 2011 we reported a net loss of $521,808.  We reported a net loss of $127,333 for the three months ended June 30, 2010.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.01 and $0.01 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenues

We have not generated any revenues from our operations since our inception.

Operating Expenses

We reported operating expenses in the amount of $886,448 for the six months ended June 30, 2011, compared to operating expenses of $230,159 for the six months ended June 30, 2010.  Operating expenses were higher for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily as a result of an increase in bank and interest charges, professional fees and mineral property acquisition and exploration expenditures.

We incurred bank charges and interest of $631,396, for the six months ended June 30, 2011, compared to $7,086 for the six months ended June 30, 2010.  The increase in bank charges and interest is attributable to accrued interest charges of $629,242 on the convertible promissory notes issued in June 2010 and other bank fees of $2,154.

We incurred an increase in professional fees to $61,397 for the six months ended June 30, 2011 from professional fees of $44,447 incurred during the six months ended June 30, 2010.  Professional fees an increase in auditing and accounting fees of $7,281 and fees for legal and administrative services of $9,669.

Mineral property acquisition and exploration expenditures for the three months ended June 30, 2011 were $50,700 compared to $0 for the three months ended June 30, 2010.  The increase in mineral property acquisition and exploration expenditures is attributable to concession payments made to the Instituto Geológico Minero y Metalúrgico in order to maintain in good standing our fifty percent interest in the mineral rights we acquired under the terms of the Option Agreement with Temasek.

Other Items

We reported no other items for the six months ended June 30, 2011 and June 30, 2010, respectively.  In the Quarterly Report on Form 10-Q for the period ended June 30, 2010, a foreign exchange gain of $3,075 for the six months ended June 30, 2010 was reported as other items on the Interim Consolidated Statement of Operations.  This amount is included as an operating expense in the comparative period in the unaudited interim consolidated financial statements included in this Form 10-Q for the six months ended June 30, 2011.  Foreign exchange gain for the six months ended June 30, 2011 was $789.

Net (Income) Loss

As a result of the above, for the six months ended June 30, 2011 we reported a net loss of $886,448.  For the six months ended June 30, 2010, we reported a net operating loss before incomes taxes of $230,159 and a net loss of $219,502 for the reporting period after offsetting a future income tax recovery of $10,657.

The future income tax recovery of $10,657 for the six months ended June 30, 2010 was a result of applying previously unrecognized future income tax assets against the future income tax liability from the acquisition of an equity interest in Beardmore Holdings, Inc.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.02 and $0.01 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $46,596, compared to $70,019 at December 31, 2010, and a working capital deficit of $1,106,069, compared to a working capital deficit of $793,145 at December 31, 2010.  Our present capital resources are insufficient to commence and sustain any planned exploration activity.  In addition to any expenditures related to any exploration activity, we anticipate spending approximately $70,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $840,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to complete our acquisition of Minera San Ignacio, make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months, which would include being able to close the acquisition of Minera San Ignacio and proceed with any exploration activity. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program or any acquisition of additional property interests. In the absence of such financing, we will not be able to pursue our exploration program, maintain our mineral property interests in good standing or pursue any acquisition of additional exploration projects.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the six months ended June 30, 2011 and 2010 used cash of $123,424 and $722,833, respectively, which reflect our recurring operating losses.  Our net loss reported for six months ended June 30, 2011 was the primary reason for our negative operating cash flow.  Our reporting negative operating cash flows for the six months ended June 30, 2011 was offset by accrued interest of $629,242  and an increase in accounts payable and accrued liabilities of $81,284 for the reporting period.

Cash Used in Investing Activities

For the six months ended June 30, 2011, we used $0 in investing activities, as compared to $1,000,000 used in investing activities during the six months ended June 30, 2010.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock.  Net cash flows provided by financing activities for the six months ended June 30, 2011 was $100,000, which consisted entirely of proceeds from the issuance of common stock.  Net cash flows provided by financing activities for the six months ended June 30, 2010 was $1,775,000, which consisted entirely of proceeds from the issuance of common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to June 30, 2011 of $11,732,840 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Norman Bracht, and our Chief Financial Officer, Mr. Tony Langford.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Set forth below is a description of changes made in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  These changes were made to remediate the material weakness in internal control over financial reporting which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Remediation of Material Weaknesses

During the three month period ended June 30, 2011, we took remedial actions to address our previously disclosed material weaknesses in internal control over financial reporting.  As a result of the actions described below, our Chief Executive Officer and Chief Financial Officer have concluded that we have remediated the material weaknesses in our internal controls over financial reporting.  Set forth below is a description of the indentified material weaknesses in the Company’s internal control over financial reporting and the remedial actions taken.

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

In response to this material weakness:

(i)	Our Chief Financial Officer has become thoroughly familiar with the operations of the company and its accounting records;
(ii)
Additional accounting and finance resources with the required knowledge and experience have been provisioned by the professional service firm providing our accounting services.  These resources are available at both our direct and indirect subsidiaries and includes, as an additional resource, a Certified Public Accountant through the outside consulting firm which provides accounting services to the Company.

(iii)
Established and communicated to the accounting and administrative staff of our service providers the following written policies and procedures to ensure that the financial close process operates effectively:

•	A documented timeline for the monthly, quarterly and yearly financial statement close process which has been communicated to all accounting and management personnel;
•	A documented procedure for the submission of accounting records and supporting documentation from all subsidiary entities; and
•	Policies and procedures regarding the reconciliation and journal entry process to ensure appropriate supporting documentation existed for all significant transactions.

Lack of resources to Manage Financial Close:  As a small company, we historically have retained only a couple outside consultants to provide accounting and finance services.  As a result, we did not have a sufficient complement of personnel with the appropriate level of expertise to assist with the financial close process.

In response to this material weakness:

•
Additional accounting and finance resources with the required knowledge and experience have been provisioned by the professional service firm providing our accounting services.  These resources are available at both our direct and indirect subsidiaries and includes, as an additional resource, a Certified Public Accountant through the outside consulting firm which provides accounting services to the Company.

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

First Colombia Gold Corp.

Date: August 15, 2011	By: /s/ Norman Bracht Norman Bracht Title: Chief Executive Officer

Date: August 15, 2011	By: /s/ Tony Langford Tony Langford Title: Chief Financial Officer

FIRST COLOMBIA GOLD CORP.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Letter of Intent to Acquire Stock of Minera San Ignacio SAS		X

101.INS *	XBRL Instance Document		X
101.SCH *	XBRL Taxonomy Extension Schema Document		X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X
1.01 LAB *	XBRL Extension Labels Linkbase Document		X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

*   In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.