Form 10-Q
period 2011-09-30
FIRST COLOMBIA GOLD CORP.
filed 2011-11-21
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-51203

First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Carrera 49 No. 51-11 Suite 402, Copacabana, Antioquia Colombia
(Address of principal executive offices)

(888) 224-6561
(Registrant’s telephone number, including area code)

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
Non-accelerated filer    ☐  (Do not check if a smaller reporting company)                   Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2011
Common Stock, $0.00001 par value	39,503,585

 PART I - FINANCIAL INFORMATION

Item 1.      Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2011 are as follows:

F-1	Unaudited Interim Consolidated Balance Sheet as of September 30, 2011.

F-2	Unaudited Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and from inception on September 5, 1997 to September 30, 2011.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010 and from inception on September 5, 1997 to September 30, 2011.

F-4	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 September 2011	As at 31 December 2010 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	16,187	70,019

Assets of discontinued operations (Note 13)	-	4,716,434

Mineral property interests (Note 3)	-	7,260,000

Property and equipment (Note 4)	9,290	11,988

	25,477	12,058,441

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	470,217	344,784
Current portion of convertible promissory notes (Note 6)	-	468,630

	470,217	813,414

Liabilities of discontinued operations (Note 13)	-	159,441

Convertible promissory notes (Note 6)	-	1,451,863

	470,217	2,424,718

Stockholders’ equity (deficiency)
Common stock (Note 8)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
30 September 2011 – 39,503,585 common shares, par value $0.00001
31 December 2010 – 38,503,585 common shares, par value $0.00001	395	385
Additional paid in capital	18,329,720	18,229,730
Deficit, accumulated during the exploration stage	(18,774,855)	(10,846,392)

	(444,740)	7,383,723

Non-controlling interest (Note 13)	-	2,250,000

	(444,740)	9,633,723

	25,477	12,058,441

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Events (Note 15)

The accompanying notes are an integral part of these interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 September 2011	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010	For the nine month period ended 30 September 2011	For the nine month period ended 30 September 2010
	$	$	$	$	$

Expenses
Amortization – property and equipment (Note 4)	40,319	900	1,283	2,698	3,853
Amortization – website development costs	40,001	-	3,334	-	10,000
Bank charges and interest (Note 6)	1,557,510	253,427	106,172	884,823	113,259
Consulting and management fees (Note 7)	5,381,431	30,875	66,950	170,017	199,176
Foreign exchange (gain) loss	21,787	-	-	-	(3,053)
Investor communication and promotion	632,571	-	-	-	14,000
Office and administrative	116,721	-	-	-	258
Professional fees	760,009	33,951	15,363	95,348	59,810
Rent	56,416	-	-	-	2,000
Telephone	54,659	-	-	-	-
Transfer agent and filing fees	63,488	7,014	1,012	9,759	4,991
Travel and accommodation	377,754	-	-	-	-
Website maintenance	86,000	-	-	-	20,000
Mineral property acquisition and exploration expenditures (Note 3)	5,273,419	2,500	-	2,500	-

Net operating loss before other items	(14,462,085)	(328,667)	(194,114)	(1,165,145)	(424,294)

Other items
Forgiveness of debt	39,000	-	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	-	-	-
Recovery of expenses	4,982	-	-	-	-
Write-down of incorporation cost	(12,500)	-	-	-	-
Write-down of assets (Notes 3 and 13)	(7,274,111)	(7,260,000)	-	(7,260,000)	-

Net operating loss before income taxes	(21,591,408)	(7,588,667)	(194,114)	(8,425,145)	(424,294)

Future income tax recovery (Note 10)	2,319,871	-	-	-	10,657

Net operating loss from continuing operations	(19,271,537)	(7,588,667)	(194,114)	(8,425,145)	(413,637)

Discontinued operations of Beardmore Holdings, Inc. (Notes 3, 6 and 13)	496,682	546,652	1,082	496,682	1,102

Net operating loss and comprehensive loss for the period	(18,774,855)	(7,042,015)	(193,032)	(7,928,463)	(412,535)

Basic and diluted income (loss) per common share
Continuing operations		(0.19)	(0.01)	(0.21)	(0.01)
Discontinued operations		0.01	-	0.01	-
Operating loss		(0.18)	(0.01)	(0.20)	(0.01)

Weighted average number of common shares used in per share calculations		39,503,585	36,853,585	39,341,820	29,777,855

The accompanying notes are an integral part of these interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 September 2011	For the three month period ended 30 September 2011	For the three month period ended 30 September 2010	For the nine month period ended 30 September 2011	For the nine month period ended 30 September 2010
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(18,774,855)	(7,042,015)	(193,032)	(7,928,463)	(412,535)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	80,320	900	4,617	2,698	13,853
Accrued interest	1,542,904	253,169	105,863	882,411	111,617
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(24,000)	-	-	-	-
Future income tax recovery	(2,319,871)	-	-	-	(10,657)
Gain on sale of oil and gas property	(10,745)	-	-	-	-
Gain on disposal of investment in Beardmore Holdings, Inc.	(544,149)	(544,149)	-	(544,149)	-
Mineral property acquisition	1,816,000	-	-	-	-
Stock-based compensation	3,587,000	-	-	-	-
Write-down of assets	7,263,940	7,260,000	-	7,260,000	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	469,586	43,598	66,531	124,882	(441,936)
Increase (decrease) in due to related parties	99,778	(1,911)	(875)	48,789	(71)

	(6,773,892)	(30,408)	(16,896)	(153,832)	(739,729)

Cash flows from financing activities
Cost of repurchase of common stock	(1,000)	-	-	-	-
Proceeds from issuance of common stock, net of share issue costs	8,411,915	-	-	100,000	1,775,000

	8,410,915	-	-	100,000	1,775,000
Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-	-
Oil and gas exploration	(22,609)	-	-	-	-
Mineral property exploration	(48,609)	-	-	-	-
Business acquisition, net of cash received	(1,499,422)	-	-	-	(1,000,000)
Purchase of equipment	(53,550)	-	-	-	-
Website development costs	(40,000)	-	-	-	-

	(1,620,836)	-	-	-	(1,000,000)

Increase (decrease) in cash and cash equivalents	16,187	(30,408)	(16,896)	(53,832)	35,271

Cash and cash equivalents, beginning of period	-	46,595	56,381	70,019	4,214

Cash and cash equivalents, end of period	16,187	16,187	39,485	16,187	39,485

Supplemental Disclosures with Respect of Cash Flows (Note 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

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

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006 and the results of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the laws of Panama, to the date of disposal on 21 September 2011 (Note 13).

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 30 September 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a net loss of $7,928,463 for the nine month period ended 30 September 2011 (30 September 2010 - $412,535, cumulative - $18,774,855) and has a working capital deficit of $454,030 at 30 September 2011 (31 December 2010 - $743,395).

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
30 September 2011

2.     Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these interim consolidated financial statements.

During the nine month period ended 30 September 2011, the Company relinquished its 50% ownership in Beardmore pursuant to a Settlement and Mutual Release Agreement on 21 September 2011.  As a result, the Company deconsolidated the assets and liabilities of Beardmore as of 21 September 2011 and recognized the results of operations of Beardmore up to 21 September 2011, resulting in a gain of $544,149 (Note 13).

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at 30 September 2011, the Company had cash and cash equivalents in the amount of $16,187 (31 December 2010 - $70,019).

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
30 September 2011

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

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 September 2011, the Company did not have any asset retirement obligations.

Convertible debt

The Company has adopted ASC 470-20, “Debt with Conversion and Other Options” and applies this guidance retrospectively to all periods presented upon those fiscal years.  ASC 470-20 requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate.  The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.

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
30 September 2011

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

On 1 January 2011, the Company adopted ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s interim consolidated financial statements.

On 1 January 2011, the Company adopted ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s interim consolidated financial statements.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-05 relates only to the presentation of comprehensive income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

International Financial Reporting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

The Company may exercise the initial 25% option to acquire a 25% interest in the Mineral Rights after fulfilling the following conditions:

-	Pay $250,000 (paid) to Temasek on the date the Temasek Agreement is executed;

-	Issue 2,500,000 common shares (issued) of the Company to Temasek within five business days from the Effective Date (Notes 8 and 13); and

-	Pay an additional $250,000 (paid) to Temasek within ninety days of the Effective Date.

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

-
Issue a convertible note for $250,000 to Temasek (the “$250,000 Convertible Note”) (issued).  The $250,000 Convertible Note has a term of ninety days and will accrue interest at a rate of 12% per annum.  Both principal and interest under the $250,000 Convertible Note are payable upon maturity (Notes 6, 11 and 13); and

-
Issue a convertible note for $3,250,000 to Temasek (the “$3,250,000 Convertible Note”) (issued).  The $3,250,000 Convertible Note has a term of three years and will accrue interest at a rate of 12% per annum. Interest will be payable annually and the principal is payable upon maturity (Notes 6, 11 and 13).

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
30 September 2011

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

On 21 September 2011, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Temasek,  which resulted in the Company’s relinquishment and transfer to Temasek of its 50%  interest in the outstanding capital stock of Beardmore, which indirectly holds, through its subsidiary Rio Santiago, the Mineral Rights to certain properties located in Peru, in exchange for Temasek releasing the Company from all of its outstanding obligations under the terms of the Temasek Agreement and its subsequent amendments entered into between the parties on 18 September 2008.

Under the terms of the Settlement Agreement, the $250,000 Convertible Note and the $3,250,000 Convertible Note have been cancelled and the Company is no longer obligated to issue Temasek 6,000,000 shares of its common stock in exchange for the Company’s relinquishment and transfer to Temasek of its 50% interest in the outstanding capital stock of Beardmore.  The Company is not entitled to recover any consideration previously paid to Temasek or any mineral property exploration expenditures incurred in connection with the exploration and development of the properties underlying the Mineral Rights.  The Settlement Agreement included a mutual release of all claims arising out of or relating to the Temasek Agreement.

By execution of the Settlement Agreement, the Company no longer has any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru; and, as a result, recorded a write down of mineral property interests in the amount of $7,260,000 during the nine month period ended 30 September 2011 (30 September 2010 - $Nil).  The Company also deconsolidated mineral property interests in the amount of $4,716,434 (30 September 2010 - $Nil) related to Rio Santiago (Note 13).

During the nine month period ended 30 September 2011, the Company incurred $53,200 (30 September 2010 – $Nil) in exploration expenditures related to the Temasek Properties.  Mineral property expenditures in the amount of $50,700 are included in discontinued operations for the nine month period ended 30 September 2011 (30 September 2010 - $Nil) (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

The Minera Properties

On 28 July 2011, the Company signed a non-binding letter of intent to acquire all of the issued and outstanding capital stock of Minera San Ignacio SAS (“Minera”), a corporation incorporated under the General Corporate Law of Colombia, from Sapo Holdings, S.A. (“Sapo”). Minera is an entity that has nominal operations with the right to acquire ownership in certain mineral claims and mining rights to properties with an approximate size of 1,000 hectares located in the municipality of Buenos Aires in the Cauca province located in southern Colombia.

Under the terms of the letter of intent with Sapo, the Company would be required to pay the following consideration:

-	Pay $500,000 to Sapo;

-	Issue 1,000,000 common shares of the Company to Sapo; and

-	Issue an unsecured promissory note to Sapo in the amount of $500,000 with a term of one year and interest rate of 12% per annum.

The letter of intent provided for the Company to have the option to return to Sapo all of the issued and outstanding capital stock of Minera in exchange for cancellation of the promissory note anytime up to one year after the closing date.

During the nine month period ended 30 September 2011, the Company terminated the letter of intent with Sapo.

The Boulder Hill Project

On 30 September 2011, the Company entered into a non-binding letter of intent with Boulder Hill Mines, Inc., an Idaho corporation ("Boulder Hill"), to acquire by way of an assignment from Boulder Hill all of its rights, responsibilities and obligations under a state mineral lease and agreement (the "Mineral Lease and Agreement") by and among Boulder Hill, James Ebisch and Ryan Riech, dated 15 July 2008 (the "Proposed Transaction").  Boulder Hill, under the terms of the Mineral Lease and Agreement, holds the mining and mineral rights to a certain property located in the State of Montana.

Pursuant to the letter of intent with Boulder Hill, the Company would be required to pay Boulder Hill the transaction price of $230,000 in the form of cash, common shares of the Company or a combination thereof.

The letter of intent with Boulder Hill requires a definitive assignment agreement to be completed by 31 October 2011.  If no definitive assignment agreement is completed by 31 October 2011, the Company agrees to issue 50,000 common shares of the Company to Boulder Hill by 15 November 2011.

Subsequent to the nine month period ended 30 September 2011, the Company and Boulder Hill amended the terms of the letter of intent (Note 15).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

4.     Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	30 September 2011	31 December 2010 (Audited)
	$	$	$	$

Furniture, computer and office equipment	47,433	38,143	9,290	11,988

During the nine month period ended 30 September 2011, total additions to property and equipment were $Nil (30 September 2010 - $Nil).

5.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 30 September 2011 are amounts due to former officers of the Company of $Nil (31 December 2010 - $9,646).  These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 30 September 2011 are amounts due to a director and officer of the Company of $5,000 (31 December 2010 - $10,000).  These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 30 September 2011 are exploration expenditures of $Nil (31 December 2010 - $35,775) related to the Temasek Properties (Note 3).

During the nine month period ended 30 September 2011, the Company deconsolidated accounts payable of $49,141 (30 September 2010 - $Nil) related to Rio Santiago (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

6.     Convertible Promissory Notes

	30 September 2011	31 December 2010 (Audited)
	$	$
Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with principal and interest amounts due upon maturity on 25 September 2010.  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into conversion units (the “Units”) at any time up to 25 June 2011 at $0.25 per Unit where each Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six months after the date of issuance until one year from the date of issuance.  As at 30 September 2011, none of the Units were converted by Temasek.  During the nine month period ended 30 September 2011, the Company accrued interest expense of $98,849 (30 September 2010 - $7,973), of which $77,151 relates to the amortization of debt discount (30 September 2010 - $Nil) (Notes 3 and 11).
	-	188,466

Issued on 25 June 2010 to Temasek bearing interest at a rate of 12% per annum on any unpaid principle balance, unsecured, with interest amount payable annually and principal amount due upon maturity on 25 June 2013.  Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into Units at any time up to 25 June 2013 at $0.25 per Unit where each Unit consists of one common share of the Company and one share purchase warrant.  Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six months after the date of issuance until one year from the date of issuance.  As at 30 September 2011, none of the Units were converted by Temasek.  During the nine month period ended 30 September 2011, the Company accrued interest expense of $783,562 (30 September 2010 - $103,644), of which $501,479 relates to the amortization of debt discount (30 September 2010 - $Nil) (Notes 3 and 11).
	-	1,732,027

Less: current portion	-	(468,630)

	-	1,451,863

On 21 September 2011, the Company entered into a Settlement Agreement with Temasek whereby the Convertible Notes were cancelled (Notes 3 and 13).

7.     Due to Related Parties and Related Party Transactions

As at 30 September 2011, the amount due to related parties consists of $Nil (31 December 2010 - $109,691) payable to companies controlled by shareholders and/or directors of Rio Santiago.  During the nine month period ended 30 September 2011, the Company deconsolidated amounts due to related parties of $158,538 (30 September 2010 - $Nil) related to Rio Santiago (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

During the nine month period ended 30 September 2011, the Company paid or accrued $9,000 (30 September 2010 - $Nil) for consulting fees to a director of the Company.

During the nine month period ended 30 September 2011, the Company paid or accrued $Nil (30 September 2010 - $28,350) for financial and administrative fees to a former officer of the Company.

During the nine month period ended 30 September 2011, the Company paid or accrued $35,017 (30 September 2010 - $5,000) for accounting and financial fees to an officer of the Company.

During the nine month period ended 30 September 2011, the Company paid or accrued $13,500 (30 September 2010 - $Nil) for consulting fees to a director and officer of the Company.

8.     Common Stock

Authorized

The total authorized capital consists of

-   200,000,000 of common shares with par value of $0.00001
-   200,000,000 of blank check preferred shares with par value of $0.001

Issued and outstanding

As at 30 September 2011, the total issued and outstanding capital stock is 39,503,585 common shares with a par value of $0.00001 per share.

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

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the nine month period ended 30 September 2011, 1,000,000 of the related share purchase warrants in this series were exercised.  As at 30 September 2011, none of the related share purchase warrants in this series remain outstanding.

On 9 March 2010, the Company issued 5,000,000 common shares valued at $1,250,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 3 and 11).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Notes 3 and 11).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

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

Stock options

As at 30 September 2011, there were Nil incentive stock options outstanding (31 December 2010 - Nil).

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

The Company had no stock option activities during the nine month periods ended 30 September 2011 and 2010.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

Warrants

As at 30 September 2011, there were Nil (31 December 2010 - 17,100,000) share purchase warrants outstanding.

The following is a summary of warrant activities during the nine month periods ended 30 September 2011 and 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2011	17,100,000	0.10

Granted	-	-
Exercised	(1,000,000)	0.10
Expired	(16,100,000)	0.10

Outstanding and exercisable at 30 September 2011	-	-

Weighted average fair value of warrants granted during the period		-

Outstanding and exercisable at 1 January 2010	-	-

Granted	18,750,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 September 2010	18,750,000	0.10

Weighted average fair value of warrants granted during the period		0.05

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

The weighted average grant date fair value of warrants issued during the nine month period ended 30 September 2011 amounted to $Nil or $Nil per warrant (30 September 2010 - $859,092 or $0.05 per warrant). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

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

10.   Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2011. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2011	For the nine month period ended 30 September 2010
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(2,693,742)	140,258
Permanent differences	(185,012)	-
Derecognized tax assets (liabilities)	(1,342,913)	-
Change in prior year provision to actual	994,304	-
Less: Change in valuation allowance	3,227,363	(129,601)

Future income tax recovery	-	10,657

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

The composition of the Company’s deferred tax assets as at 30 September 2011 and 31 December 2010 are as follows:

	As at 30 September 2011	As at 31 December 2010 (Audited)
	$	$

Net income tax operating loss carryforward	7,928,463	5,688,553

Statutory federal income tax rate	30% - 34%	30% - 34%

Future income tax assets (liabilities)	4,081,504	854,141
Less: Valuation allowance	(4,081,504)	(854,141)

Future income tax assets (liabilities)	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

11.     Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 30 September 2011	For the nine month period ended 30 September 2011	For the nine month period ended 30 September 2010
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Income taxes	-	-	-
Foreign exchange (gain) loss	21,787	-	(4,155)

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	1,250,000
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-

During the nine month period ended 30 September 2011, the Company accrued interest expense of $Nil (30 September 2010 - $Nil) related to unpaid amount of the Temasek option payment (Note 3).

During the nine month period ended 30 September 2011, the Company accrued interest expense of $882,411 (30 September 2010 - $111,617) related to the convertible debentures, of which $578,630 (30 September 2010 - $Nil) relates to the amortization of debt discount (Note 6).

During the nine month period ended 30 September 2011, the Company recorded a write down of mineral property interests in the amount of $7,260,000 (30 September 2010 - $Nil) (Note 3).

During the nine month period ended 30 September 2011, the Company recognized a gain on disposal of its investment in Beardmore in the amount of $544,149 (30 September 2010 - $Nil) (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

12.  Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America.  Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland.  During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. As at 30 September 2011, the Company does not have any material assets outside of the United States.

13.  Investment in Beardmore Holdings, Inc.

Acquisition of Interest in Beardmore

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

During the year ended 31 December 2010, the Company acquired an additional 25% interest in Beardmore from the non-controlling interest.  The aggregate purchase price was $1,135,000 paid by $750,000 in cash and 3,500,000 common shares of the Company valued at $385,000 (Notes 3, 8 and 11).  This resulted in a decrease in non-controlling interest of $1,125,000, a decrease in additional paid-in capital of $10,000 and a decrease in mineral properties of $1,135,000.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

Deconsolidation of Interest in Beardmore

During the nine month period ended 30 September 2011, the Company entered into a Settlement Agreement with Temasek which resulted in the Company’s relinquishment and transfer to Temasek of its 50% interest in the outstanding capital stock of Beardmore, in exchange for Temasek releasing the Company from all of its outstanding obligations under the terms of the Temasek Agreement and its subsequent amendments entered into between the parties on 18 September 2008.  By execution of the Settlement Agreement, the Company no longer has any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru (Note 3).

Under the terms of the Settlement Agreement, the $250,000 Convertible Note and the $3,250,000 Convertible Note have been cancelled and the Company is no longer obligated to issue Temasek 6,000,000 shares of its common stock in exchange for the Company’s relinquishment and transfer to Temasek of its 50% interest in the outstanding capital stock of Beardmore.  The Settlement Agreement included a mutual release of all claims arising out of or relating to the Option Agreement (Note 6).

The Company deconsolidated its interest in Beardmore on 21 September 2011 as a result of the Settlement Agreement and recognized a gain in the amount of $544,149, determined as follows:

$

Convertible Notes forgiven by Temasek (Note 6)	2,802,904
Non-controlling interest in Beardmore	2,250,000
Net assets of Beardmore:
Mineral property interests (Note 3)	(4,716,434)
Accounts payable and accrued liabilities (Note 5)	49,141
Due to related parties (Note 7)	158,538

Gain on deconsolidation	544,149

The assets, liabilities and results of operations of Beardmore have been separately reported as discontinued operations in the consolidated balance sheets and statements of operations.  Previously reported consolidated financial statements for the year ended 31 December 2010 have been revised to reflect this presentation.

Discontinued operations for the three and nine month periods ended 30 September 2011 include the following:

	For the three month period ended 30 September 2011	For the nine month period ended 30 September 2011
	$	$

Gain on deconsolidation	544,149	544,149
Income (loss) from discontinued operations of Beardmore	2,503	(47,467)

Discontinued operations	546,652	496,682

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

Discontinued operations for the three and nine month periods ended 30 September 2010 include the following:

	For the three month period ended 30 September 2010	For the nine month period ended 30 September 2010
	$	$

Income from discontinued operations of Beardmore	1,082	1,102

Assets and liabilities of discontinued operations are summarized as follows:

	As at 30 September 2011	As at 31 December 2010
	$	$
Assets of discontinued operations:
Mineral property interests	-	4,716,434

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	-	49,750
Due to related parties	-	109,691

	-	159,441

Net assets of discontinued operations	-	4,556,993

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

Level 2:
classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly but do not represent quoted market prices from an active market.

Level 3:
classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2011

As at 30 September 2011, the carrying amounts of cash and cash equivalents and accounts payable approximated their estimated fair values because of the short maturity of these financial instruments.

As at 30 September 2011, the carrying amount of long-term debt and other financing was $Nil (31 December 2010 - $1,451,863). During the year ended 31 December 2010, the Company estimated the fair value of the beneficial conversion feature of the convertible promissory note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate of 0.29%, expected life of 1 year, expected volatility of 230% and expected dividends of 0%.  The fair value of the beneficial conversion feature was estimated at $2,240,000, and was recorded as a component of equity, of which $Nil would be a Level 1 fair value and $2,240,000 would be a Level 2 fair value.

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

15.  Subsequent Events

The following events occurred during the period from the nine month period ended 30 September 2011 to the date the interim consolidated financial statements were available to be issued on 15 November 2011:

i.      On 31 October 2011, the Company issued 75,000 stock options with an exercise price of $0.15 per share to a director of the Company.
ii.     On 3 November 2011, the Company and Boulder Hill extended the completion date of the Proposed Transaction from 31 October 2011 to 20 November 2011 with all terms and conditions remaining the same.  In the event that a definitive assignment agreement is not entered into by 20 November 2011, the Company will be obligated under the terms of the letter of intent to issue 50,000 common shares of the Company to Boulder Hill (Note 3).

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting;

●	risk that we may not be able to obtain the financing required to complete the proposed acquisition of the Boulder Hill Project and engage in any exploration activity;

●	risk that we will be forced to cease operations due to our failure to secure financing in the near future;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

Corporate History

We were incorporated in the state of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining Ltd and Amazon Goldsands Ltd.  We were previously focused on the acquisition and development of interests in mineral rights on properties located in Finland.  In September 2008, we reorganized our operations to focus on the acquisition and development of our interests in the mineral rights on properties located in northeastern Peru. We subsequently expanded our area of interest to Colombia, South America and then subsequently to include potential areas of interest beyond Colombia, South America.

Overview

We are considered an exploration or exploratory stage company because our business plan is to engage in the examination, investigation and exploration of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  We do not have any ownership interest in any mineral property interests at the present and there is no assurance that a commercially viable mineral deposit will exist on any of the properties underlying any mineral property interests that we may acquire in the future.  In order to make any final evaluation as to the economic and legal feasibility of placing any exploration project into production, a great deal of exploration is required.  We possess no known reserves of any type of mineral, have not discovered an economically viable mineral deposit and there is no assurance that we will ever discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected and we may have to cease operations.

As described in more detail below, we no longer have any interest in any properties located in northeastern Peru.  For reasons which include our inability to secure sufficient financing to be able to cure our default on notes we used to finance our acquisition of the property interests in Peru, we reached an agreement to relinquish our entire interest in the property interests in Peru in exchange for the cancellation of such notes and related outstanding obligations.

We, as part of business activities beginning in October 2010, evaluated opportunities to acquire additional mining properties in Colombia, South America.  In furtherance of this plan, we established our principal place of business in Medellin, Colombia in November 2010.

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

Sapo has indentified potential exploration projects, but following further evaluation has not made any recommendation for us to seek to acquire the same.

The Peru Property and Settlement and Mutual Release Agreement

We entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, on September 18, 2008, as amended and supplemented by Amendment No. 1 dated May 12, 2009 (“Amendment No. 1”), Amendment No. 2 dated February 3, 2010 (“Amendment No. 2”) and Amendment No. 3, dated June 25, 2010 (“Amendment No. 3”) (collectively, the “Option Agreement”), in order to acquire four separate options from Temasek, each providing for the acquisition of a twenty-five percent interest in certain mineral rights (the “Mineral Rights”) in certain properties in Peru, that would have potentially resulted in our acquisition of one hundred percent of the Mineral Rights.  The Mineral Rights are currently owned by Rio Santiago Minerales S.A.C. (“Rio Santiago”).  Beardmore Holdings, Inc. (“Beardmore”) owns 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Temasek owns the single remaining share of Rio Santiago.  Our acquisition of each twenty-five percent interest in the Mineral Rights was structured to occur through the transfer to us of twenty-five percent of the outstanding shares of Beardmore upon the exercise of each twenty-five percent option.

Under the terms of the Option Agreement, we acquired a fifty percent interest in the Mineral Rights.

On September 21, 2011, we entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) with Temasek, which resulted in our relinquishment and transfer to Temasek of our fifty percent interest in the outstanding capital stock of Beardmore Holdings, Inc. (“Beardmore”), which indirectly holds, through its subsidiary Rio Santiago Minerales S.A.C., certain mineral rights (the “Mineral Rights”) to certain properties located in Peru, in exchange for Temasek releasing us from all of our outstanding obligations under the terms of the Option Agreement.  By execution of the Settlement Agreement, we no longer have any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru.

Under the terms of Amendment No. 3, we would have increased our ownership interest in the Mineral Rights from fifty percent to one-hundred percent resulting in our acquisition of all of the outstanding capital stock of Beardmore, if we had fulfilled the following conditions (collectively the “Option Requirements”) within ten business days following the effective date of Amendment No. 3:

•
Completion of the exercise of options resulting in our acquisition of a fifty percent interest in the Mineral Rights through our acquisition of fifty percent of the outstanding capital stock of Beardmore;

•	Issuance to Temasek of a total of 6,000,000 shares of our common stock;

•	Payment to Temasek of US $250,000 (which such payment was acknowledged by Temasek to have been made in March 2010);

•	Issuance of a convertible note for US $250,000 (the “$250,000 Convertible Note”) payable to the order and the direction of Temasek (which was issued on June 25, 2010); and

•
Issuance of a convertible note for US $3,250,000 (the “$3,250,000 Convertible Note” and, collectively with the $250,000 Convertible Note, the “Convertible Notes”) payable to the order and the direction of Temasek (which was issued on June 25, 2010).

The $250,000 Convertible Note had a term of ninety days and accrues interest at a rate of 12% per annum.  We failed to pay the principle and interest under the $250,000 Convertible Note upon maturity and were in default on such note.

The $3,250,000 Convertible Note had a term of three years and accrued interest at a rate of 12% per annum.  Interest was payable annually and the principal was to be paid upon maturity.

As of the date we were required to fulfill the Option Requirements under Amendment No. 3, we did not issue the 6,000,000 shares of our common stock to Temasek and defaulted on the $250,000 Convertible Note resulting from our failure to pay the principal plus interest on such note on its maturity date.  This also resulted in the options to acquire the remaining fifty percent interest in the Mineral Rights (which would have resulted in our acquisition of a one hundred percent interest in the Mineral Rights) having lapsed as of July 5, 2010.

Under the terms of the Settlement Agreement, the $250,000 Convertible Note and the $3,250,000 Convertible Note were cancelled and we are no longer obligated to issue Temasek 6,000,000 shares of our common stock in exchange for our relinquishment and transfer to Temasek of our fifty percent interest in the outstanding capital stock of Beardmore.  We are not entitled to recover any consideration previously paid to Temasek or any mineral property exploration expenditures incurred in connection with the exploration and development of the properties underlying the Mineral Rights.  The Settlement Agreement included a mutual release of all claims arising out of or relating to the Option Agreement.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement Agreement, which is incorporated herein by reference.

Letter of Intent to Acquire Issued and Outstanding Capital Stock of Minera San Ignacio SAS

We took preliminary steps to research and review possible exploration projects and indentified for acquisition specific properties indirectly held by a subsidiary of Sapo.  On July 28, 2011, we entered into a non-binding Letter of Intent (“LOI”) with Sapo ("Seller"), to acquire from Seller all of the issued and outstanding capital stock of Minera San Ignacio SAS., a company incorporated under the laws of Colombia ("Minera San Ignacio") (the "Proposed Transaction"). We conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Minera San Ignacio. As a result of our due diligence review, we understood that Minera San Ignacio is an entity that has nominal operations with the right to acquire ownership in certain mineral claims and mining rights to properties with an approximate size of 1,000 hectares located in the municipality of Buenos Aires in the Cauca province located in southern Colombia.

Under the terms of the Proposed Transaction, it was contemplated that we would pay Seller in exchange for all of the issued and outstanding capital stock of Minera San Ignacio the following consideration:

•	Five Hundred Thousand Dollars ($500,000);

•	issue to Seller One Million (1,000,000) shares of our Common Stock; and

•
issue to Seller an unsecured promissory note in the principal amount of Five Hundred Thousand Dollars ($500,000) payable with interest at a rate of 12% per annum with a maturing date one year from the closing date.

The LOI provided for the Company to have the option to return to Seller all of the issued and outstanding capital stock of Minera San Ignacio in exchange for cancellation of the Note anytime up to one year after the closing date .

The Proposed Transaction was anticipated to occur on or about September 15, 2011, but a binding definitive agreement between the parties was not executed due to our inability to secure sufficient financing to close the Proposed Transaction.  Our cash on hand was and has continued to be insufficient for us to be able to complete the Proposed Transaction and the LOI was terminated as a result of our failure to enter into a definitive agreement on or before September 15, 2011.  Due to the foregoing reasons and as a result of our diligence review, we no longer intend to pursue the acquisition of Minera San Ignacio.

Letter of Intent to Acquire The Boulder Hill Project

Following the untimely death of Norman Bracht, our former Chief Executive Officer and director, in September 2011, we reassessed our current direction and proposed plans.  Mr. Bracht was resident of Colombia and we believe that the absence of management in Colombia  will present some challenges in pursuing opportunities in this geographical area and particularly without Mr. Bracht’s presence in Colombia.  Following this reassessment, our management determined that it would be in our best interest to broaden our geographical area of potential interest to evaluate opportunities beyond Colombia, South America, including, but not limited to, acquiring mining properties and seeking whether any opportunities exist to expand our business plan.

The expansion of our geographical area of potential interest has resulted in our active consideration of mining projects in North America with a particular emphasis on the Pacific Northwest of the United States and Mexico. Our focus has been to seek projects in historic mining districts that we believe offer the potential for significant mineral deposits or relatively medium-term production opportunities. We have limited capital to secure new projects and this may preclude us from acquiring projects that meet our criteria.

In connection with this revised plan, on September 30, 2011, we entered into a non-binding Letter of Intent (“LOI”) with Boulder Hill Mines, Inc., an Idaho corporation ("Boulder Hill"), to acquire by way of an assignment from Boulder Hill all of its rights, responsibilities and obligations under a state mineral lease and agreement (the "Agreement") by and among Boulder Hill, James Ebisch and Ryan Riech, dated July 15, 2008 (the "Proposed Transaction").  Boulder Hill under the terms of the Agreement holds the mining and mineral rights to a certain property located in the State of Montana referred to as the “Boulder Hill Project”.  The Boulder Hill Project is located within the Belt Basin of the northwestern United States and southwestern Canada. The Boulder Hill Project lies near the crest of the Wolf Creek Anticline and adjacent to the Wolf Creek Fault.

Under the terms of the Proposed Transaction, it is contemplated that we would pay Boulder Hill the transaction price $230,000 to be payable in either cash, stock or a combination thereof.

The closing of the Proposed Transaction is subject to certain conditions, including, but not limited to, the satisfactory completion of due diligence, the execution of a binding definitive agreement between the parties and our ability to secure sufficient financing to close the Proposed Transaction.  Our cash on hand is insufficient for us to be able to complete the Proposed Transaction.  We can provide no assurance that these conditions will ever be satisfied to allow us to close the Proposed Transaction.

The Proposed Transaction was initially anticipated to occur on or about October 31, 2011, but the LOI was terminated due to our inability to secure sufficient financing and because a binding definitive agreement between the parties was not executed.  The parties agreed to continue to pursue the Proposed Transaction under the terms set forth in the LOI with the inclusion of an anticipated closing date of November 30, 2011.  In the event that a definitive Assignment Agreement is not entered into by November 30, 2011, we will be obligated under the terms of the LOI as revised issue 50,000 shares of restricted stock to Boulder Hill.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenues

We have not generated any revenues from our operations since our inception.

Operating Expenses

We reported operating expenses in the amount of $328,667 for the three months ended September 30, 2011, compared to operating expenses of $194,114 for the three months ended September 30, 2010.  Operating expenses were higher for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily as a result of an increase in bank and interest charges.

We incurred bank charges and interest of $253,427, for the three months ended September 30, 2011, compared to $106,172 for the three months ended September 30, 2010.  The increase in bank charges and interest is attributable to accrued interest charges of $253,169 on the convertible promissory notes issued in June 2010 and other bank fees of $258.  In connection with a settlement and release agreement we entered into during the reporting period that provided for our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, which indirectly held the mining rights to properties in Peru, our obligations under outstanding convertible promissory notes with an aggregate principal balance of $3,500,000 was cancelled.  We anticipate that interest expenses in subsequent reporting periods will be significantly less due to the cancellation of these convertible promissory notes.

We incurred an increase in professional fees to $33,951 for the three months ended September 30, 2011 from professional fees of $15,363 incurred during the three months ended September 30, 2010.  The increase in professional fees is attributable an increase in accounting, audit and legal expenses.

Mineral property acquisition and exploration expenditures for the three months ended September 30, 2011 were $2,500 compared to $Nil for the three months ended September 30, 2010.  The increase in mineral property acquisition and exploration expenditures is attributable to consulting services for the investigation, review and evaluation of potential exploration and gold processing opportunities.

The increase in operating expenses for the three months ended September 30, 2011, as compared to the same period in the prior year, was partially offset by a decrease in consulting and management fees.  We incurred a decrease in consulting and management fees to $30,875 for the three months ended September 30, 2011 from consulting and management fees of $66,950 for the three months ended September 30, 2010.  The decrease in consulting and management fees was due to a reduction in the services we retained for both project supervision and administrative management services.

Other Items

We reported other items of $7,260,000 for the three months ended September 30, 2011, as compared to reporting no other items for the three months ended September 30, 2010.  During the three months ended September 30, 2011, we reported a write-down of $7,260,000 attributable to the disposition the mining rights to properties in Peru indirectly held by Beardmore.

In the Quarterly Report on Form 10-Q for the period ended September 30, 2010, a foreign exchange gain of $1,082 for the three months ended September 30, 2010 was reported as other items on the Interim Consolidated Statement of Operations.  This amount is included as discontinued operations in the comparative period in the unaudited interim consolidated financial statements included in this Form 10-Q for the period ended September 30, 2011.  We incurred foreign exchange gain of $Nil for the three months ended September 30, 2011.

Net (Income) Loss

As a result of the above, for the three months ended September 30, 2011 we reported a net loss from continuing operations of $7,588,667 and a net loss of $7,042,015 for the third quarter after offsetting $546,652 attributable to the discontinued operations of Beardmore Holdings, Inc.  We reported a net loss from continuing operations of $194,114  for three months ended September 30, 2010 and a net loss of $193,032 after offsetting a $1,082 attributable to the discontinued operations of Beardmore Holdings, Inc.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted operating loss per common share was $0.18 and $0.01 for the three months ended September 30, 2011 and September 30, 2010, respectively.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Revenues

We have not generated any revenues from our operations since our inception.

Operating Expenses

We reported operating expenses in the amount of $1,165,145 for the nine months ended September 30, 2011, compared to operating expenses of $424,294 for the nine months ended September 30, 2010.  Operating expenses were higher for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily as a result of an increase in bank and interest charges.

We incurred bank charges and interest of $884,823, for the nine months ended September 30, 2011, compared to $113,259 for the nine months ended September 30, 2010.  The increase in bank charges and interest is attributable to accrued interest charges of $882,411 on the convertible promissory notes issued in June 2010 and other bank fees of $2,412.  In connection with a settlement and release agreement we entered into during the reporting period that provided for our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, which indirectly held the mining rights to properties in Peru, our obligations under outstanding convertible promissory notes with an aggregate principal balance of $3,500,000 was cancelled.  We anticipate that interest expenses in subsequent reporting periods will be significantly less due to the cancellation of these convertible promissory notes.

We incurred an increase in professional fees to $95,348 for the nine months ended September 30, 2011 from professional fees of $59,810 incurred during the nine months ended September 30, 2010.  The increase in professional fees is attributable to an increase in auditing and accounting fees of $826 and fees for legal and administrative services of $34,712.

Mineral property acquisition and exploration expenditures for the nine months ended September 30, 2011 were $2,500 compared to $Nil for the nine months ended September 30, 2010. The increase in mineral property acquisition and exploration expenditures is attributable to consulting services for the investigation, review and evaluation of potential exploration and gold processing opportunities.

The increase is operating expenses for the nine months ended September 30, 2011, as compared to the same period in the prior year, was partially offset by a decrease in consulting and management fees.  We incurred a decrease in consulting and management fees to $170,017 for the nine months ended September 30, 2011 from consulting and management fees of $199,176 for the nine months ended September 30, 2010.  The decrease in consulting and management fees was due to a reduction in the services we retained for both project supervision and administrative management services.

Other Items

We reported other items loss of $7,260,000 for the nine months ended September 30, 2011, as compared to reporting no other items for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, we reported a write-down of $7,260,000 attributable to  the disposition the mining rights to properties in Peru indirectly held by Beardmore.

In the Quarterly Report on Form 10-Q for the period ended September 30, 2010, a foreign exchange gain of $4,155 for the nine months ended September 30, 2010 was reported as other items on the Interim Consolidated Statement of Operations.  This amount is included as an operating expense and discontinued operations in the comparative period in the unaudited interim consolidated financial statements included in this Form 10-Q for the period ended September 30, 2011. We incurred foreign exchange gain of $Nil for the nine months ended September 30, 2011.

Net (Income) Loss

As a result of the above, for the nine months ended September 30, 2011 we reported a net loss from continuing operations of $8,425,145 and a net loss of $7,928,463 after offsetting $496,682 attributable to the discontinued operations of Beardmore Holdings, Inc.  As a result of the above, for the nine months ended September 30, 2011 we reported a net loss of $7,928,463.  For the nine months ended September 30, 2010, we reported a net operating loss before income taxes and discontinued operations of $424,294 and a net loss of $412,535 for the reporting period after offsetting a future income tax recovery of $10,657 and discontinued operations of $1,102.

The future income tax recovery of $10,657 for the nine months ended September 30, 2010 was a result of applying previously unrecognized future income tax assets against the future income tax liability from the acquisition of an equity interest in Beardmore Holdings, Inc.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted operating loss per common share was $0.20 and $0.01 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $16,187, compared to $70,019 at December 31, 2010, and a working capital deficit of $454,030, compared to a working capital deficit of $743,395 at December 31, 2010.  Our present capital resources are insufficient to commence and sustain any planned exploration activity.  In addition to any expenditures related to any exploration activity, our business plan provides for spending of approximately $40,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $480,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to complete our acquisition of the Boulder Hill Project, make our planned exploration expenditures and to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months, which would include being able to close the acquisition of the Boulder Hill Project and proceed with any exploration activity. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration program or any acquisition of additional property interests. In the absence of such financing, we will not be able to pursue our exploration program, maintain our mineral property interests in good standing or pursue any acquisition of additional exploration projects.  If we do not fulfill the terms of any of these option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.   If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the nine months ended September 30, 2011 and 2010 used cash of $153,832 and $739,729, respectively, which reflect our recurring operating losses.  Our net loss of $7,928,463 reported for nine months ended September 30, 2011 was the primary reason for our negative operating cash flow.  Our reporting negative operating cash flows for the nine months ended September 30, 2011 was offset by accrued interest of $882,411, a write down of assets of $7,260,000 and an increase in accounts payable and accrued liabilities of $124,882.

Cash Used in Investing Activities

For the nine months ended September 30, 2011, cash flows used in investing activities was $Nil, as compared to $1,000,000 used in investing activities during the nine months ended September 30, 2010.  Investing activities in the nine months ended September 30, 2010 related to the acquisition of additional interests in Beardmore Holdings, Inc.

Cash from Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2011 was $100,000, as compared to net cash provided by financing activities of $1,775,000 for the nine months ended September 30, 2010, which consisted entirely of proceeds from the issuance of common stock.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to September 30, 2011 of $18,774,855 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Tony Langford.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

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

First Colombia Gold Corp.

Date: November 18, 2011	By: /s/ Tony Langford Tony Langford Title: Chief Executive Officer and Chief Financial Officer

FIRST COLOMBIA GOLD CORP.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Settlement and Mutual Release Agreement by and between the Company and Temasek Investments Inc,, dated September 21, 2011	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2011
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.1	Letter of Intent to Acquire Boulder Hill Project	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 19, 2011
101.INS *	XBRL Instance Document		X
101.SCH *	XBRL Taxonomy Extension Schema Document		X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X
1.01 LAB *	XBRL Extension Labels Linkbase Document		X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.