Form 10-K
period 2011-12-31
FIRST COLOMBIA GOLD CORP.
filed 2012-04-16
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number:  000-51203

First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Carrera 49 No. 51-11 Suite 402, Copacabana, Antioquia Colombia
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: +57 (4) 461-6154

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

Large accelerated filer ☐                                                                                                   Accelerated filer                    ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2011, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $0.12 was:  $4,739,830

The number of shares of our common stock outstanding as of April 13, 2012 was: 41,503,585

Documents Incorporated by Reference:  None.

FORM 10-K
FIRST COLOMBIA GOLD CORP.
DECEMBER 31, 2011

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	46

Glossary
Signature Page
Exhibit Index

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, ” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factor could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●
risk that we fail to meet the requirements of the agreements under which we acquired our options to acquire mineral property interests, including any cash payments to the optionor or any exploration obligations that we have regarding these properties, which could result in the loss of our right to exercise these options to acquire certain mining and mineral rights underlying these properties;

●
risk that we will be unable to secure additional financing in the near future in order to commence and sustain  our planned exploration work and be forced to cease our exploration and development program;

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

PART I

ITEM 1.    Business.

Corporate History

We were incorporated in the State of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining Ltd and Amazon Goldsands Ltd.  Our operations have historically focused on the acquisition and development of mineral property interests in varying locations, including Finland and Peru. The current focus of our business and operations is on the development of our mineral property interests on properties located in the western United States and we are evaluating mineral property interests and seeking opportunities in other geographical areas, including Colombia and Bolivia, to potentially acquire.

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

Summary of our Mineral Property Interests

A description of our mineral property interests is set forth in Part I, Item 2 of this Annual Report.

Governmental Regulation

Our business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, the use of toxic substances, environmental regulations, mine safety and other matters. We are subject to potential risks and liabilities occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on us. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

All operating and exploration plans have been made in consideration of existing governmental regulations. Regulations that most affect operations are related to surface water quality and access to public lands. An approved plan of operations (POO) and a financial bond are usually required before exploration or mining activities can be conducted on public land that is administered by the United States Bureau of Land Management (BLM) or United States Forest Service (USFS).

Montana

In the State of Montana our exploration and mining operations will be under supervision of the Montana Department of Environmental Quality (“MDEQ”) which enforces Montana’s Environmental Policy Act and mining regulations. Exploration and mining activity at the Boulder Hill Project, which SRI intends to acquire, is may be conducted under a Small Miner Exclusion Statement (SMES). An SMES allows for expedited treatment for exploration/mining operations which affect no more than 25 square miles of property. While such a limitation makes mining under an SMES infeasible for large gold mining companies, SRC, by contrast, can operate efficiently in this smaller space as a small exploration company.

Idaho

The mining and exploration activities for the South Idaho Silver Project will be governed by the Bureau of Land Management and the US Forest Service. In Idaho, the BLM manages nearly 12 million acres of public lands, nearly one-fourth of the state's total land area. The Branch of Lands, Minerals & Water Rights administers the use and development of many of the resources found on these lands - including energy and mineral resources - along with managing real estate transactions involving public lands.

Termination of Sapo Agreement

We entered into an agreement (the “Agreement”) effective as of April 1, 2011 with Sapo Holdings SA (“Sapo”) to provide us guidance and expertise in evaluating and identifying potential properties for our review. The Agreement was for a one year term. Sapo is a consulting firm based in Colombia that has expertise indentifying potential exploration projects and working with professionals engaged in mineral exploration to providing staffing to and administration of mineral exploration projects. In exchange for providing us with theses services, we agreed to compensate Sapo 10% over the costs incurred for such exploration services, which would include hiring a field crew, technical staff and equipment, a monthly fee of $5,000 for project supervision services and a monthly fee of $17,500 for project administration, which would include secretarial services, office equipment, rent, public relations and utilities and local transportation. The Agreement can be terminated by either party with or without cause upon 60 days written notice to the other party, and was terminated in October 2011. We have appointed new management during the last six months with specific administrative and operational experience in the mining field that make the continued engagement  of Sapo not economical.  Notwithstanding, we will supplement our management’s expertise with geological and engineering consultants as required.

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

Employees

We have no full-time employees at the present time.   Our executive officers do not devote their services full time to our operations.  We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.  As of December 31, 2011, we engaged two contractors that provided work to us on a recurring basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

During 2010, we acquired a fifty interest in the issued and outstanding stock of Beardmore Holdings, Inc. (“Beardmore”), a corporation incorporated under the laws of Panama.  Beardmore indirectly owns the mineral rights to certain properties located in Peru held by its subsidiary, Rio Santiago Minerales S.A.C.  On September 21, 2011, we entered into a Settlement and Mutual Release Agreement, which resulted in us relinquishing our fifty percent interest in the outstanding capital stock of Beardmore and no have any ownership interest in any subsidiary entities.

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

As noted in our consolidated financial statements, we have incurred a net loss of $18,777,803 for the period from inception on September 5, 1997 to December 31, 2011 and have presently no source of revenue.  At December 31, 2011, we had a working capital deficit of $412,025.  As of December 31, 2011, we had cash and cash equivalents in the amount of US $2,194.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of James Stafford, Chartered Accountants for the fiscal year ended December 31, 2011 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

In preparing our consolidated financial statements for fiscal 2011, our management identified material weaknesses in our internal control over financial reporting and our failure to remediate these material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by management as of December 31, 2011 was attributable to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

If remedial measures are not taken or are insufficient to address this material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over our financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any future restatement of consolidated financial statements could place a significant strain on our internal resources and harm our operating results. Further, any additional or unremedied material weakness may preclude us from meeting our reporting obligations on a timely basis and cause investors to lose confidence in our reported financial information.

We own options to acquire certain mining and mineral rights underlying certain properties and if we fail to perform the obligations necessary to exercise these options, we will lose our options and cease operations.

            We hold options to acquire certain mining and mineral rights underlying properties located in Owyhee County, Idaho and Lincoln County, Montana, subject to certain conditions.  If we fail to meet the requirements of the agreement under which we acquired such options, including any cash  payments to the optionor or any exploration obligations that we have regarding these properties, we may lose our right to exercise the options to acquire certain mining and mineral rights underlying these properties.  If we do not fulfill these conditions, then our ability to commence or continue operations could be materially limited.  Accordingly, any adverse circumstances that affect the areas covered by these options and our rights thereto would affect us and your entire investment in shares of our common stock.  If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures, including ceasing operations.

 We have a history of losses that we expect to continue into the future.

We have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, we have a history of losses that we expect to continue into the future.  We have only recently acquired and taken steps to engage in the exploration and development of mineral property interest located in Owyhee County, Idaho and Lincoln County, Montana.  Our business plan and exploration efforts as to our existing mineral property interest are in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

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

We have unsecured convertible notes coming due in 2012 and have limited resources to pay these notes on the maturity date.

Over the last several years, we have been funding our operations through the sale of both equity and debt securities.  We have $75,000 worth of convertible notes outstanding, of which $37,500 comes due on August 28, 2012 and $37,500 comes due on December 20, 2012.  If the note holder decides not to convert these notes to common stock, we will have an obligation on the maturity date of each note to pay the note holder all accrued interest and principal on such note.  In such case, we would have to find sources of cash to re-pay the note holder and there can be no assurance such resources will be available.

We will need to raise funds through financings in the future, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We expect to seek additional funds in debt or equity financings if they are available to us on terms we believe reasonable to provide for working capital, carry out exploration programs or to make acquisitions.  Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment.  Such additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock and would have to be repaid from future cash flow.

If we fail to raise additional capital to fund our business growth and project exploration, our business could fail.

We have to raise significant amounts of capital to meet our anticipated needs for working capital and other cash requirements for the near term to explore our mining properties. We will attempt to raise such capital through the sale of common stock or debt instruments. However, there is no assurance that we will be successful in raising or borrowing sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our exploration projects, take advantage of potential acquisition opportunities, possibly develop or enhance its properties in the future or respond to competitive pressures would be significantly limited.  Such limitation could have a material adverse effect on our business and financial condition and cause our business to fail.

We have no known reserves and we may not find any mineral resources or, if we find mineral resources, the deposits may be uneconomic or production from those deposits may not be profitable.

We have not established that any of the properties for which we hold options or mining claims contain adequate amounts of gold or other mineral reserves to make mining any of the properties economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so.  If we do not, our business will fail.  If we cannot find economic mineral resources or if it is not economic to recover the mineral resources, we will have to cease operations.

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

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy and exploration programs.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations.  Personnel represents a significant asset, and the competition for such personnel is intense in the gold exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations.

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

Because all of our officers and directors are located outside of the United States, you may have no or limited effective recourse against us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, director, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or our directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

Gold exploration is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

Success in gold or other mineral exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological data and the expertise to interpret it, availability of trained miners and equipment and availability of exploration capital. The exploration process can be long and costly. Due to these and other factors, the probability of our identifying individual prospects having commercially significant reserves cannot be predicted. It is likely that many of the projects considered will not contain any commercially viable reserves. Consequently, substantial funds may be spent on project evaluation which may identify only a few, if any, projects having commercial development potential. In addition, if commercially viable reserves are identified, significant amounts of capital will be required to mine and process such reserves.

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

Our activities are subject to regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials.  Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off.  No assurance can be given that such environmental issues will not cause our operations in the future to fail.

We could be required to remedy any negative environmental impact.  The costs of such remediation could cause us to fail.  Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any gold mines.

We have, and will in the future, engage consultants to assist us with respect to our operations.  We are beginning to address the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with our mineral property interests.  No assurances can be given that we will be successful in our efforts.  Further, in order for us to operate and grow our business, we need to continually conform to all applicable laws, rules and regulations.  It is possible that the legal and regulatory environment pertaining to the exploration and development of gold mining properties will change.  Uncertainty and new regulations and rules could dramatically increase our cost of doing business, or prevent us from conducting its business; both situations could cause us to fail.

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

ITEM 1B.Unresolved Staff Comments.

None.

ITEM 2.    Properties.

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the “Effective Date”), we entered into a Assignment and Assumption Agreement (“Assignment Agreement”) with Castle Creek Silver Inc. (“Castle Creek”), a Idaho corporation, and Robert Ebisch (‘Ebisch”).  Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the “Option Agreement”), for Castle Creek’s option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #’s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho, (hereinafter together with any form of successor or substitute mineral tenure called the “South Idaho Silver Project”).  Pursuant to the terms of the Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Option Agreement.  As consideration for the Assignment Agreement, we issued Castle Creek 1,000,000 restricted shares of our common stock and are obligated to pay Castle Creek $50,000 in cash within twelve (12) months of the Effective Date, which is December 7, 2012, and Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Silver Project. At any time from the Effective Date, we have the right to acquire the 1% NSR payable to Castle Creek for $250,000.

The Assignment Agreement includes customary representations and warranties.  Under the terms of the Assignment Agreement, Castle Creek and Ebisch have agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Castle Creek or Ebisch in the Assignment Agreement and for any breaches of any representations, warranties, obligations, terms or covenants of either Castle Creek or Ebisch under or pursuant to the Option Agreement.

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as  “JV&BP”) and paying filing fees over the term of the Option Agreement.  The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP;
•	$2,500 on or before September 15, 2012 plus five per cent (5%) of any JV&BP;
•	$5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP;
•	$10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;
•	$15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and
•	$25,000 on or before September 15, 2017 plus five per cent (5%) of any JV&BP.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

•	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures;
•	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures;
•	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

●	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments, exploration expenditures and filing fees,  we will be responsible for the following, in order to maintain our interest in the South Idaho Silver Project:

●
make advance royalty payments to Ebisch, commencing on September 15, 2015 and continuing on the 15th day of September each and every year thereafter for so long as we or our assigns retains an interest in the South Idaho Silver Project, of $25,000 per year; and

●
incur a minimum of $100,000 of annual exploration expenditures on the South Idaho Silver Project on or before September 15th each and every year after September 15, 2015, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

Description of South Idaho Silver Project

In connection with our consideration of entering into the Assignment Agreement, we conducted a diligence review of the South Idaho Silver Project. The description of property contained herein is the product of our due diligence of the South Idaho Silver Project underlying the Option Agreement.

Property Description and Location

The general location of the South Idaho Silver Project is indentified on the map below:

Location, Area, and Type of Mineral Tenure

The South Idaho Silver Project lies about 80 km south of Boise, Idaho on the flanks of the Snake River Plain, a vast graben-like physiographic region. The South Idaho Silver Project lies in Sections 14 and 15, Township 6 South, Range 1 West, Boise Meridian, Owyhee County, Idaho. Mineral rights are held by eight federal unpatented lode mining clams. These cover approximately 160 acres (65 hectares).

PROPERTY CORNER COORDINATES- UTM NAD 27 CONUS

NORTHING	EASTING
4750115	545650
4750115	546100
4749755	546100
4749755	547000
4749215	547000
4749215	546550
4749125	546550
4749125	546370
4749575	546370
4749575	545650

The eight unpatented mining claims are numbered PB 7 (IMC # 196852), PB 9 (IMC # 196854), PB 11 (IMC # 196856), PB 12 (IMC # 196857), PB 23 (IMC # 196866), PB 25 (IMC # 196867), PB 27 (IMC # 196868), and PB 29 (IMC # 196869).

Our ability to explore and mine the South Idaho Silver Project depends on the validity of title to the South Idaho Silver Project. The South Idaho Silver Project consists of unpatented mining claims. Maintenance of rights to unpatented mining claims contain certain requirements including sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims. We have not obtained a title opinion nor title insurance on the underlying unpatented claims at this exploration stage.

Accessibility, Climate, Local resources, Infrastructure, Physiography

Topography, Elevation, and Vegetation

The South Idaho Silver Project is a steeply-incised drainage that drops about two hundred meters from the peneplain that lies to the immediate north. The elevation of the South Idaho Silver Project is about 1200 meters above mean sea level. Vegetation consists primarily of sagebrush and short grasses.

Accessibility

The South Idaho Silver Project is readily accessed from Nampa, Idaho, which lies on Federal Interstate Highway 84. Nampa is the nearest large town that has services necessary for mineral exploration and mining. From Nampa, paved State Highway 78 is followed about 70 km to the south to the Oreana turnoff. From there, about 5 km of paved road and 10 km of dirt road lead to the property. Unimproved tracks provide access to the claim group. Road access to the south side of the South Idaho Silver Project is limited. Mechanized work there may require construction of a temporary creek crossing, although one unimproved road crosses the South Idaho Silver Project at a ford.

Climate

The climate is semi-arid with roughly 150 mm/year precipitation. Summer temperatures may rise to 40 degrees centigrade while winter temperatures may fall to as low as -10 degrees centigrade. The South Idaho Silver Project is commonly subject to strong winds. The South Idaho Silver Project can be accessed year-round because of the mild climate, good road access, and low elevation of about 1200 meters above mean sea level.

Water Rights, Power, and Mining Personnel

The status of water rights at the South Idaho Silver Project is uncertain. The amount of water in the vicinity of the South Idaho Silver Project is adequate for exploratory drilling, but probably not for mineral processing. The nearest power lines are about 10 km distant. Mining personnel are not available locally.

The most important natural feature on the South Idaho Silver Project is a perennial stream called castle creek. During the summer, it has estimated that it flows at a minimum rate of several hundred gallons per minute. A temporary water withdrawal permit from the State of Idaho would be required for drill water. If such a permit would be granted, water might be pumped to any drill site, with a substantial cost savings on water truck rental and driver wages. There is no assurance such a permit would be granted, and if granted requirements to such a permit would be cost-effective.

Tailings Storage Areas, Waste Disposal Areas, and Plant Sites

We have not identified private land adjacent to the South Idaho Silver Project or within close proximity that could be used for potential storage areas, waste disposal or processing sites. There is public land in the vicinity, but it is unknown whether permits would be granted for such uses.

Previous Exploration History

There is no verifiable information that the South Idaho Silver Project was a producing property in the past. Prior site visits indicate that up to one hundred meters of historic underground workings exist on the South Idaho Silver Project. These may have been completed approximately 100 years ago. It is unknown the state of repair of these workings and the extent of accessibility. No mineralized material or reserves have been identified or quantified on the South Idaho Silver Project. No known production has come from the South Idaho Silver Project.

In 2008, two private individuals located various mining claims in the area including those described herein and leased to a private exploration company, Castle Creek, which retained a professional geologist whose site visits and data review are the primary source of the historical information described herein.

Geological Setting and Local Geology

The South Idaho Silver Project lies upon the margins of the Snake River Plain, a vast graben-like, Cenozoic Age structure that covers a large part of southern Idaho. Regionally, several mineral districts lie along the margin of the Snake River Plain.

The geology consists primarily of a Late Cretaceous Age granodiorite which hosts veins and breccia bodies that contain gold, silver, lead, zinc, copper sulfide mineralization. The granodiorite and breccias are covered locally by Tertiary Age, post-mineral basalts. The breccia bodies are the primary target on the South Idaho Silver Project. What are believed to be high-grade veins are of secondary interest.

Property Geology

Granite is widespread and covered locally by post-mineral basalts. Faulting consists primarily of extensional block-faulting. The granite commonly contains large xenoliths of schist. Locally, the granite has undergone argillic and silicic alteration. Veins and breccias of interest on the Property are granite-hosted. A detailed geologic map has not yet been completed on the South Idaho Silver Project.

Potential Deposit Type

Two potential deposit types are of interest at the South Idaho Silver Project. The first of these is the hydrothermal breccias that are found in several areas. The extent of this type of mineralization is uncertain. The second potential deposit type is high-grade quartz/sulfide veins that may be genetically associated to the breccias. An exploration program has been planned to identify steeply-dipping pipe-like bodies of quartz/sulfide mineralization. Both types of mineralization are probably of epithermal origin. Little data on the potential deposit types is available because the South Idaho Silver Project is in such an early stage of contemporary exploration.

Mineralization

Rock samples taken primarily from a sulfide-rich, siliceous hydrothermal breccia and associated rocks on the south side of the Property in 2008 by the prior owner give indication of the presence of gold and silver mineralization within a hydrothermal breccia. The breccia is hosted by altered granodiorite. The breccia contains locally massive pyrite, galena, sphalerite, arsenopyrite, chalcopyrite within a siliceous, sulfide-bearing matrix. Clasts within the breccia consist of dark grey rhyolite with semi-massive sulfides, massive pyrite with base metal sulfides and massive arsenopyrite, and light-grey quartz. Besides gold and silver, the mineralization contains anomalous arsenic, copper, lead, and zinc mineralization.

The geologic controls on this breccia mineralization is uncertain. The breccia lies in the vicinity of the intersection of two topographic lineaments which control the orientation of the Property. The length, width, depth, and continuity of both the breccia mineralization and sporadic vein mineralization is uncertain.

Metaulurgical

No metallurgical testing has been conducted.

Reserves

There are no established probable or proven reserves on the South Idaho Silver Project.

Exploration

Only a limited amount of work has been completed on the South Idaho Silver Project. This work has been confined primarily to rock sampling at historic prospects. The rock samples taken were grab samples indicating mineralization that are not representative of any specific length or width of mineralization. They do not reflect the average grade of mineralization on any of the mineralized zones sampled. The rock sampling completed thus far has shown primarily that mineralization of interest is found in several areas of the South Idaho Silver Project. The geologic and geochemical surveys completed on the South Idaho Silver Project have been done a professional geologist.

We are not aware of any drilling that has been completed on the South Idaho Silver Project.

Exploration Plan

Our primary exploration plan in this under-explored area is to discover and focus on areas of known Au/Ag breccias mineralization; emphasizing exploration near the approximate intersection of northerly and easterly-trending topgraphic linears.

The above strategies would greatly limit the areas to be investigated by geophysics and possible subsequent drilling, which is anticipated to result in cost savings. However, all prospects in the area should have at least a cursory examination.

Comprehensive underground mapping and sampling of accessible historic mine workings is recommended. This will help determine the extent and average grade of mineralization on the property. Geophysics may also be necessary to enhance target definition. An IP/Resistivity survey is recommended to delineate sub-surface sulfide mineral distribution. Gold/Silver mineralization found thus far often correlates positively with sulfide content.

On the eight-claim South Idaho Silver Project, several areas of structural intersections should be evaluated using electrical geophysical methods. These should be followed-up by drilling to test for any depth extension of the mineralization. An itemized budget for this work is shown below:

Proposed Budget

Geologist	$45,000
Geotech	$20,000
Geophysics	$25,000
Field Expenses	$10,000
Lease Payments	$25,000
Bond	$10,000
Site Prep/Reclamation	$10,000
Water Truck	$18,000
Assays	$25,000
Drilling (1,200 meters @ $135/meter)	$162,000

TOTAL	$350,000

This work plan may be accomplished in a two-phase plan with the initial budget of $210,000 required meet work requirements required in the Option Agreement, for the period from 2012 to 2014.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of any planned exploration program is dependent on our ability to secure sufficient financing. We can provide no assurance that we will secure sufficient financing. In the absence of such financing, we will not be able to pursue our planned exploration program and may not be able to maintain the option to acquire the South Idaho Silver Project or underlying mining claims in good standing. If we do not fulfill the terms of the Assignment Agreement or Option Agreement, then our ability to commence or continue operations could be materially limited. We  also may be forced to abandon the South Idaho Silver Project. If we are unable to raise additional capital within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. We may consider entering into a joint venture arrangement to provide the required funding to explore the South Idaho Silver Project. We have not undertaken efforts to locate a joint venture participant and there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the South Idaho Silver Project. If we were to enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in South Idaho Silver Project to the joint venture participant.

Boulder Hill Project

Purchase and Sale Agreement of Unpatented Mining Claims

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Boulder Hill Mines Inc., a Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Claims”).  As consideration for the Claims, we issued Boulder Hill 500,000 restricted shares of our common stock, are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.  Boulder Hill sold, transferred and conveyed the Claims to us by executing and delivering quitclaim deeds to us.

The Purchase Agreement includes customary representations and warranties.  Under the terms of the Purchase Agreement, Boulder Hill has agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill in the Purchase Agreement.

Assignment and Assumption of Lease Agreement

On December 16, 2011 (the “Effective Date”), we entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with Boulder Hill, and Jim Ebisch (“Ebisch”). Boulder Hill and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2008, as amended on August 1, 2011 (the “Option Agreement”) which granted to Boulder Hill an option to acquire an undivided 100% of the right, title and interest of Ebisch in and to that certain Montana State Metallferrous Gold Lease M-1974-06 dated August 21,2006 he entered into with the State of Montana (the “Montana Gold Lease”) under which Ebisch was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on property situated in Lincoln County, Montana. The Montana Gold Lease is for a ten (10) year term and is subject to the 5% net smelter return due to the State of Montana.  Pursuant to the terms of the Assignment Agreement, Boulder Hill transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Option Agreement.  As consideration for the Assignment Agreement, we issued Boulder Hill 500,000 restricted shares of our common stock and are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.

The Assignment Agreement includes customary representations and warranties.  Under the terms of the Assignment Agreement, Boulder Hill and Ebisch have agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill or Ebisch in the Assignment Agreement and for any breaches of any representations, warranties, obligations, terms or covenants of either Boulder Hill or Ebisch under or pursuant to the Option Agreement.

The Option Agreement and assignment of Boulder Hill’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the Montana Gold Lease after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as  ”JV&BP”) and paying filing fees over the term of the Option Agreement.  Our responsibility for the foregoing exploration expenditures and cash payments is inclusive of  exploration expenditures incurred by Boulder Hill to the present and payments previously made by Boulder Hill to Ebisch under the terms of the Option Agreement.
The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•
$20,000 on or before October 1, 2012 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as  “JV&BP”), of which an  initial payment of $3,000  is to be made on or before October 30, 2011;

•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP;

•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and

•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the property underlying the Montana Gold Lease shall be incurred as follows:

•	on or before August 1, 2012, incur not less than an aggregate of $49,000 in exploration expenditures; and

•	on or before August 1, 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, we will be responsible for paying filing fees over the term of the Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Gold Lease:

In addition to the foregoing cash payments and exploration expenditures, we will be responsible for paying filing fees over the term of the Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Gold Lease:

•
make advance royalty payments to Ebisch, commencing on July 15, 2015 and continuing on the 15th day of July each and every year thereafter for so long as the Company or its assigns retains its interest in the in order to maintain Ebisch’s interest in the Montana Gold Lease, of $25,000 per year; and

•
incur a minimum of $100,000 of annual exploration expenditures on the property underlying the in order to maintain Ebisch’s interest in the Montana Gold Lease on or before July 15th each and every year after July 15, 2011, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

Description of Boulder Hill Project

In connection with our consideration of entering into the foregoing agreements, we conducted a diligence review.  The Claims and the property that is subject to the Montana Gold Lease is being referred to by us as the “Boulder Hill Project.”  The description of the property underlying the Boulder Hill Project that is contained herein is the product of the Company’s due diligence review.

Location

The general location of the Boulder Hill is indentified on the map below:

The Boulder Hill Project consists of approximately 60 acres comprised of three unpatented mining claims (the “Claims”) and an option to acquire certain rights under a contiguous lease with the State of Montana (Montana State Metalliferrous Gold Lease M-1974-06, the “Montana Gold Lease”) of approximately 114 acres located in Lincoln County, Montana. The property underlying the Claims and Montana Gold Lease lie in Township 29 North, Range 27 West, Montana Principal Meridian.

Land Status

Mineral rights on federal unpatented lode mining claims can be held indefinitely as long as the annual claim maintenance payments are current. At the present time, all of the required annual claim maintenance payments for the Claims have been made. The initial term on the Montana Gold Lease is for a ten-year period commencing on August 21, 2006, which may be renewable. The total area consisting of the Boulder Hill Project consists of approximately 174 acres. The total annual property maintenance costs due the state and federal government for the Boulder Hill Project is currently about $800/year.

History

The Boulder Hill Project contains several historic prospect pits and adits, which we believe were excavated in the late 19th century or early 20th century.  Bright white quartz veins with low gold contents attracted early prospectors to the Boulder Hill Project area. In 1995 during a regional reconnaissance conducted by Jim Ebisch, these original mine workings were sampled. Quartz vein samples from these historic workings were found in 1995 to contain low-grade gold; however, one prospect pit further down the hill, also originally sampled at the same time, contained altered, siliceous metasediments that have a far different appearance than that of the bright white quartz veins. These metasediments, poorly exposed in the prospect pit, were found  to contain gold grades much higher than that of the bright white quartz veins that attracted historic attention. We have not independently verified this information and can provide no assurance that any of our exploration work will result in similar results.

Regional Geology

The Boulder Hill Project is located within an area that includes the Belt Basin of the northwestern United States. Mineralization is hosted by the Precambrian Age Prichard Formation. The Boulder Hill Project lies near the crest of the Wolf Creek Anticline. The rocks exposed in that area are thought to belong to the G Member of the Prichard Formation. The Boulder Hill Project also lies immediately south of the Wolf Creek Fault, an important regional structure.

Boulder Hill Project Geology

Structurally the Boulder Hill Project is on the downthrown side of the Wolf Creek fault, and the project is considered by us as a stratiform sulfide target within the Middle Prichard Formation in Lincoln County, Montana

Our exploration plan at the Boulder Hill Project is designed to target what are believed to be Stratabound gold occurrences. Poorly-exposed gold mineralization found during the aforementioned reconnaissance exploration at the Boulder Hill Project within a prospect trench in 1995 is in contrast to the bright white quartz veins that were of historic interest. The rocks containing the gold mineralization found in 1995 consisted of silicified, sericitized, and pyritic to locally gossanous metasediments. We have not independently verified this historical information and can provide no assurance that any of our exploration work will result in similar results.

Project Infrastructure, Access and Power

The Boulder Hill Project is located in an area of low-lying hills, away from residential areas. A paved road, a power line, and a railway line passes within one mile of the subject area.  An improved gravel road passes by northwestern portion of the property. Skid trails lead to the area where the gold mineralization was found during the 1995 exploration and a subsequent follow-up site visit in 2008 by Mr. Ebisch. There are no accessible tunnels or shafts on the subject area.. The source of water for proposed drilling is currently uncertain, which may require initially hauling of water for drilling purposes.

Reserves

There are no established probable or proven reserves on the property underlying the Boulder Hill Project.  Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties.  We have not established and cannot provide any assurance that any of the properties underlying the Boulder Hill Project contain adequate, if any, amounts of gold or other mineral reserves to make mining economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so.

Proposed Exploration Plan

Several phases of exploration work will be necessary to move forward this project. Each successive phase of work is contingent upon the results of previous phases. The first phase will require geological mapping and sampling. Concurrent with this work, excavation of trenches on the underlying property will be necessary to expose and sample mineralization of interest. Geophysics may also be done on the property if the mineralization found by trenching has characteristics that lend to detection by geophysical methods. The total cost of this work is estimated to be $49,500.

The second phase of work will involve limited drilling, consisting of 3-5 diamond drill holes. These will test for near-surface strata bound gold. The total cost of this work is estimated to be $214,500.

The third phase of work will involve the drilling of one-two deep drill holes, each with an estimated depth of 1,500 feet. These will test for deep strata bound gold close to the Wolf Creek Fault. The total cost of this work is estimated to be $338,000.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  We have postponed the commencement of any exploration and development program until such time that we are able to secure sufficient financing.  We can provide no assurance that we will be successful in securing sufficient financing.  Provided we are able to secure sufficient financing, we anticipate that we will incur the following costs for the next twelve months:

Proposed Exploration Budget

Stage 1 (Trenching and Geophysics)

Permitting and Bonding	$6,500
Trench rehabilitation, new trenching, surveying and sampling	$9,500
Supervision, geologic mapping and reporting	$10,000
Analyses (100 samples @ $40 each)	$4,000
Geophysics & Reclamation	$15,000
Administration & overhead @ 10%	$4,500
Subtotal	$49,500

Stage 2 (Shallow Drilling)

Permitting and Bonding	$10,000
Surface diamond drilling 3-5 holes @ 400 ft depth average @ $70/ft	$140,000
Site Preparation & Reclamation	$10,000
Supervision, core logging, sampling and reporting	$25,000
Analyses (100 samples @ $50 each)	$5,000
Core Handling/Storage	$5,000
Administration & overhead @ 10%	$19,500

Subtotal	$214,500

Stage 3 (Deep Drilling)

Permitting and Bonding	$5,000
Surface diamond drilling 2 holes @ 1,500 feet each @$90/foot	$270,000
Site Preparation & Reclamation	$3,000
Supervision, core logging, sampling, and reporting	$20,000
Analyses (100 samples @$50/each)	$5,000
Core Handling/Storage	$5,000
Administration & overhead @ 10%	$30,800

Subtotal	$338,800

Grand Total	$602,800

This exploration plan may change or be terminated depending on the results from each stage of exploration.

The Peru Property and Settlement and Mutual Release Agreement

We entered into a Mineral Right Option Agreement with Temasek on September 18, 2008, as amended and supplemented by Amendment No. 1 dated May 12, 2009 (“Amendment No. 1”), Amendment No. 2 dated February 3, 2010 (“Amendment No. 2”), and Amendment No. 3 dated June 25, 2010 (“Amendment No. 3”) (collectively, the “Option Agreement”).  Pursuant to the Option Agreement, we acquired from Temasek a fifty percent equity interest in Beardmore Holdings, Inc. (“Beardmore”) and had the option to acquire the remaining fifty percent equity interest in Beardmore from Temasek, which would have resulted in our ownership of one hundred percent of Beardmore’s equity.  Beardmore indirectly holds, through its subsidiary Rio Santiago Minerales S.A.C., certain mineral rights (the “Mineral Rights”) underlying properties located in Peru.

Under the terms of Amendment No. 3, we would have increased our ownership interest in the Mineral Rights from fifty percent to one-hundred percent resulting in its acquisition of all of the outstanding capital stock of Beardmore, if we had fulfilled the following conditions (collectively the “Option Requirements”) within ten business days following the effective date of Amendment No. 3:

•
Completion of the exercise of options resulting in our acquisition of a fifty percent interest in the Mineral Rights through our acquisition of fifty percent of the outstanding capital stock of Beardmore;

•	Issuance to Temasek of a total of 11,000,000 shares of our common stock (of which 5,000,000 shares were previously issued to Temasek);

•	Payment to Temasek of US $250,000 (which such payment was acknowledged by Temasek to have been made in March 2010);

•	Issuance of a convertible note for US $250,000 (the “$250,000 Convertible Note”) payable to the order and the direction of Temasek (which was issued on June 25, 2010); and

•
Issuance of a convertible note for US $3,250,000 (the “$3,250,000 Convertible Note” and, collectively with the $250,000 Convertible Note, the “Convertible Notes”) payable to the order and the direction of Temasek (which was issued on June 25, 2010).

The $250,000 Convertible Note had a term of ninety days and accrued interest at a rate of 12% per annum.  We failed to pay the principle and interest under the $250,000 Convertible Note upon maturity , which caused us to default on the $250,000 Convertible Note.

The $3,250,000 Convertible Note had a term of three years and accrued interest at a rate of 12% per annum.  Interest was payable annually and the principal was to be paid upon maturity.

As of the date we were required to fulfill the Option Requirements under Amendment No. 3, we did not issue the 6,000,000 shares of our common stock to Temasek and defaulted on the $250,000 Convertible Note resulting from our failure to pay the principal plus interest on such note on its maturity date.  This also resulted in the options to acquire the remaining fifty percent interest in the Mineral Rights (which would have resulted in the our acquisition of a one hundred percent interest in the Mineral Rights) having lapsed as of July 5, 2010.

On September 21, 2011, we entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) with Temasek, which resulted in our relinquishment and transfer to Temasek of our fifty percent interest in the outstanding capital stock of Beardmore in exchange for Temasek releasing us from all of our outstanding obligations under the terms of the Option Agreement.  By execution of the Settlement Agreement, we no longer held any interest, directly or indirectly, in the Mineral Rights.

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

ITEM 3.    Legal Proceedings.

None.

ITEM 4.    Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTC pink sheets electronic quotation system under the symbol “FCGD.”  Prior to February 24, 2011, our shares were quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  From January 1, 2009 to November 29, 2010 we operated under the name Amazon Goldsands Ltd. and our common stock was quoted on the OTCBB under the symbol “AZNG. ”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by either the OTC pink sheets or OTCBB.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2011
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2011	$0.35	$0.18
June 30, 2011	$0.20	$0.12
September 30, 2011	$0.16	$0.075
December 31, 2011	$0.075	$0.111
Fiscal Year Ended December 31, 2010
	High Bid	Low Bid
Fiscal Quarter Ended:
March 31, 2010	$0.30	$0.10
June 30, 2010	$0.31	$0.01
September 30, 2010	$0.31	$0.0001
December 31, 2010	$0.23	$0.00

Holders of Common Stock

As of April 13, 2012, we had approximately one hundred nine (109) holders of record of our common stock.  Several other shareholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) in April 2007.  The number of shares of common stock issuable under the Stock Incentive Plan was reduced from 10,000,000 shares to 500,000 shares resulting from the one share-for-twenty shares reverse stock split of our Common Stock (“reverse split”) which became effective at the close of business on June 6, 2008.  As of December 31, 2011, there were no outstanding awards granted under the Stock Incentive Plan.  After an adjustment to give effect to the reverse split, 500,000 shares remain available under the Stock Incentive Plan for future equity grants as of December 31, 2011.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2011:

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
_______________________

1 The Stock Incentive Plan was approved by our board of directors in April 2007 and 500,000 shares remain available for future awards under the Stock Incentive Plan as of December 31, 2011.

Recent Issuances of Unregistered Securities

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Pursuant to the terms of that certain Assignment and Assumption Agreement (“Assignment Agreement”) we entered into with Castle Creek Silver Inc. (“Castle Creek”), a Idaho corporation, and Robert Ebisch relating to our acquisition of the South Idaho Silver Project, we issued to Castle Creek a total of 1,000,000 shares of our common stock.  These shares were issued in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated thereunder. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the Castle Creek.  Castle Creek was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Boulder Hill Mines Inc., a Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Claims”).  As part of the consideration for the Claims, we issued Boulder Hill 500,000 restricted shares of our common stock.  These shares were issued in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated thereunder. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the Boulder Hill.  Boulder Hill was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

On December 16, 2011 we entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with Boulder Hill, and Jim Ebisch (“Ebisch”). Boulder Hill and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2008 (the “Option Agreement”) which granted to Boulder Hill an option to acquire an undivided 100% of the right, title and interest of Ebisch in and to that certain Montana State Metallferrous Gold Lease M-1974-06 dated August 21, 2006 which Ebisch entered into with the State of Montana under which Ebisch was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on property situated in Lincoln County, Montana. Pursuant to the terms of the Assignment Agreement, Boulder Hill transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Option Agreement.  As part of the consideration for the Assignment Agreement, we issued to Boulder Hill 500,000 restricted shares of our common stock. These shares were issued in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated thereunder. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the Boulder Hill.  Boulder Hill was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

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

For the Years Ended December 31, 2011 and 2010

Revenues

            We have not generated any revenues from our operations since our inception.

 Operating Expenses

 We reported operating expenses in the amount of $1,162,182 for the year ended December 31, 2011, compared to operating expenses of $1,096,014 for the year ended December 31, 2010.  Operating expenses were higher for the year ended December 30, 2011, as compared to the year ended December 31, 2010, primarily as a result of an increase in bank and interest charges and professional fees.  This increase was partial offset by a decrease in consulting and management fees.

 We incurred bank charges and interest of $888,361, for the year ended December 31, 2011, compared to $663,090 for the year ended December 31, 2010.  The increase in bank charges and interest is primarily attributable to accrued interest charges of $225,000 on two convertible promissory notes issued in June 2010 to Temasek as part of the consideration that was provided in exchange for a fifty percent equity interest in Beardmore, an entity which indirectly hold mining rights to properties in Peru, and option to acquire up to a one hundred percent interest in Beardmore.  In connection with a settlement and release agreement we entered into in September 2011 that provided for our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, our obligations under such outstanding convertible promissory notes with an aggregate principal balance of $3,500,000 was cancelled.  We anticipate that interest expenses in subsequent reporting periods will be significantly less due to the cancellation of these convertible promissory notes.

We incurred an increase in professional fees to $149,632 for the year ended December 31, 2011 from professional fees of $88,450 incurred during the year ended December 31, 2010.  The increase in professional fees is attributable to an increase in auditing and accounting fees of $18,419 and fees for legal and administrative services of $43,033.

Mineral property exploration expenditures for the year ended December 31, 2011 were $10,978 compared to $Nil for the year ended December 31, 2010. Mineral property exploration expenditures incurred related to consulting services for the investigation, review and evaluation of potential exploration and development opportunities, that included unpatented mining claims situated in Lincoln County, Montana and lode mining claims situated in Owyhee County, Idaho which we acquired in December 2011. The decrease in mineral property exploration expenditures is attributable to decreased exploration activity resulting from the termination of our mineral property interests in Peru.

The increase is operating expenses for the year ended December 31, 2011, as compared to the same period in the prior year, was partially offset by a decrease in consulting and management fees.  We incurred a decrease in consulting and management fees to $77,518 for the year ended December 31, 2011 from consulting and management fees of $280,122 for the year ended December 31, 2010.  The decrease in consulting and management fees was due to a reduction in the services we retained for both project supervision and administrative management services.

Other Items

We reported other items loss of $5,000,000 for the year ended December 31, 2011, as compared to reporting no other items for the year ended December 31, 2010.  During the year ended December 31, 2011, we reported a write-down of $5,000,000 attributable to  the disposition the mining rights to properties in Peru indirectly held by Beardmore.

 Net (Income) Loss

            As a result of the above, for the year ended December 31, 2011 we reported a net loss from continuing operations of $6,162,182 and a net loss of $7,931,411 after offsetting $1,769,229 attributable to the discontinued operations of Beardmore Holdings, Inc.  As a result of the above, for the year ended December 31, 2011 we reported a net loss of $7,931,411.  For the year ended December 31, 2010, we reported a net loss of $1,132,188.

 Basic and Diluted Loss per Share

As a result of the above, the basic and diluted operating loss per common share was $0.20 and $0.03 for the years ended December 31, 2011 and December 31, 2010, respectively.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $2,194, compared to $70,019 at December 31, 2010, and a working capital deficit of $412,025, compared to a working capital deficit of $743,395 at December 31, 2010.

Our present capital resources are insufficient to commence and sustain any planned exploration activity.  Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests situated in Owyhee County, Idaho that comprise of the South Idaho Silver Project. Depending on funding availability, our proposed plan of exploration anticipates that we will incur aggregate exploration related expenditures of $260,000 over the next twelve months, with a total of $664,000 in exploration planned for the next twenty four months.

In addition to any expenditures related to any exploration activity, our business plan provides for spending of approximately $20,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure for general and administrative expenses of $240,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

 Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months, which would include being able to commence and sustain any exploration activity. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration programs or any acquisition of additional property interests. Any issuance of common stock would dilute the interests of our existing stockholders.  In the absence of such financing, we will not be able to pursue our exploration program and may not be able to maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of our option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the year ended December 31, 2011 and 2010 used cash of $194,685 and $837,945, respectively, which reflect our recurring operating losses.  Our net loss from continuing operations of $6,162,182 reported for year ended December 31, 2011 was the primary reason for our negative operating cash flow.  Our reporting of negative operating cash flows for the year ended December 31, 2011 was offset by accrued interest of $885,488, a write down of assets of $5,000,000 and an increase in accounts payable and accrued liabilities of $56,013.

 Cash Used in Investing Activities

 For the year ended December 31, 2011, cash flows used in investing activities was $Nil, as compared to $1,000,000 used in investing activities during the year ended December 31, 2010.  Investing activities in the year ended December 31, 2010 related to the acquisition of additional interests in Beardmore Holdings, Inc.

 Cash from Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2011 was $137,500, which consisted of $37,500 related to the issuance of a convertible note to Asher Enterprises, Inc. and $100,000 as proceeds from the exercise of warrants to acquire 1,000,000 shares.  Net cash provided by financing activities for the year ended December 31, 2010 was $1,940,000, which consisted entirely of proceeds from the issuance of common stock.

Commitments

Convertible Notes

On November 23, 2011, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “ November 2011 Note”) in a private transaction (the “Transaction”) with a principal amount of $37,500.  We received net proceeds of $35,000 from the Transaction on December 1, 2011.  Interest on the November 2011 Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date of August 28, 2012. The principal amount of the Note together with interest may be converted into shares of our common stock, par value $0.00001 (“Common Stock”), at the option of the Asher at a conversion price equal to fifty-eight percent (58%) of the Market Price (as defined in the November 2011 Note) for the Common Stock during the ten trading days prior to the conversion.

On March 16, 2012, we issued Asher an unsecured convertible promissory note (the “March 2012 Note”) with a principal amount of $37,500 with substantially the same terms and conditions as the November 2011 Note.  The March 2012 Note has a maturity date of December 20, 2012, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.

If Asher decides not to convert the December 2011 Note or March 2012 Note into shares of our Common Stock, we will have an obligation on the maturity date of each note to pay Asher all accrued interest and principal on such note.  In such case, we would have to find sources of cash to re-pay Asher and there can be no assurance such resources will be available.

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our acquisition of the Boulder Hill Project and the South Idaho Silver Project are described above in Part I Item 1 of this Annual Report on Form 10-K

Off Balance Sheet Arrangements

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

Going Concern

We have incurred net loss for the period from inception on September 5, 1997 to December 31, 2011 of $18,877,803 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income”.  This update amends certain pending paragraphs in ASU No. 2011-05 “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for us in fiscal 2013, with early adoption permitted. We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  As ASU No. 2011-05 relates only to the presentation of comprehensive income, we do not expect the adoption of this update will have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this update will have a material effect on our consolidated financial statements.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.        Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The conclusion of our management was based on the material weaknesses described below is Management’s Report on Internal Control Over Financial reporting.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria because of the material weaknesses discussed below. This assessment was based on the size of our company and the fact that we have only one financial expert on our management team, no audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”.  Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name	Age	Position	Served Since
Piero Sutti-Keyser	37	Chief Executive Officer, Director	2011
Gilberto Zapata	30	Chief Financial Officer, Secretary & Treasurer	2012
Robert Van Tassell	76	Director	2006
Gordan Sredl	39	Director	2012

Piero Sutti-Keyser.  Mr. Sutti-Keyser was appointed to serve as a member of our board of directors in October 2011 and has served as our Chief Executive Officer and Principal Executive Officer since February 24, 2012.  In 2005,  Mr. Sutti-Keyser joined Sterling Mining de Mexico, SA. de C.V. as administrative manager for this exploration and production mining company.  In 2006 to 2008, Mr. Sutti-Keyser was promoted to country manager for Sterling Mining de Mexico, SA. de C.V.  Since 2008, Mr. Sutti-Keyser has worked as Vice-President responsible for management of administration, acquisition and oversight of exploration programs and as a member of the Board of Directors for LitioMex S.A. de C.V., a privately held exploration mining company in Mexico.

Mr. Sutti-Keyser serves on our board of directors because he has significant experience and expertise in mining administration and management of junior mining exploration activities.

Gilberto Zapata. Mr. Zapata has served as our Chief Financial Officer, Principal Financial Officer, Secretary and Treasurer since February 24, 2012.  In 2008, Mr. Zapata joined LitioMex S.A. de C.V., a privately held exploration mining company in Mexico, and currently serves as its Chief Financial Officer.  From 2006 to 2008, Mr. Zapata worked as a general accountant at Sterling Mining De Mexico, an exploration and production mining company in Mexico.  Mr. Zapata has also served since January 2010 as a consultant to Santa Fe Metals Corp., a company public traded on the Toronto Stock Ventures Exchange.

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

Gordan Sredl.  Mr. Sredl has served as a director since February 24, 2012.  Since 2006, Mr. Sredl has served as Director of Association for Giu Promins, a business association for mining, quarrying, lime and explosives based in the Republic of Croatia.  From 2003 to 2006, Mr. Sredl served as a Professional Associate in the Croatian Chamber of Commerce - association of nonmetal and business materials.  From 1997 to 2002, Mr. Sredl served as an Assistant with the Croatian geological survey assisting in mapping mineral resources for the Republic of Croatia.  Mr. Sredl brings to the Board a wealth of industry experience and this experience is a valued asset to our Board.

Mr. Sredl serves on our board of directors because he has significant experience and expertise in geology as he has received a degree in Geology and has been involved in the mining sector for over ten years.

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

For the fiscal year ended December 31, 2011, the Board:

•	Reviewed and discussed the audited consolidated financial statements with management, and

•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited consolidated financial statements for the year ended December 31, 2011 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Audit Committee Financial Expert

Our Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that we do not currently have a person that qualifies as such an expert.  Currently, there are only two directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert, ” but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.  While our current directors do not meet the qualifications of an “audit committee financial expert, ” they have, by virtue of their past employment experience, knowledge of financial statements, finance, and accounting, and have significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill their duties and responsibilities in the absence of such an expert.

Selection Criteria for Directors

Our board of directors does not maintain a nominating committee.  As a result, no written charter governs the director nomination process.  The size of the company and the size of the board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our board of directors;

•	Our needs with respect to the particular talents and experience of our directors;

•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

•	Experience in political affairs;

•	Experience with accounting rules and practices; and

•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

Our goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board may also consider such other factors as it may deem are in our best interests.  If any member of the board of directors does not wish to continue in service, the board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the board of directors are polled for suggestions as to individuals meeting the criteria described above.  Our board of directors will also consider candidates for board membership suggested by our stockholders.  It is the policy for our board of directors to consider recommendations for candidates to the board of directors from any stockholder of record in accordance with our bylaws.  A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a board member, management or other sources.  In addition, a stockholder may nominate a person directly for election to the board of directors at an annual meeting of stockholders, provided the stockholder meets the requirements set forth in our bylaws.

While the board does not have a formal diversity policy, it is our and the board’s policy to identify potential candidates without regard to any candidate’s race, color, disability, gender, national origin, religion or creed, and we seek to ensure the fair representation of shareholder interests on the board through the criteria set forth above.  The board believes that the use of the general criteria set forth above, along with non-discriminatory policies, will best result in a board that shows diversity in many respects.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions: Mr. Langford and Mr. Van Tassell each failed to file a Form 4 reporting one transaction on a timely basis.

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

ITEM 11.   Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers whose total salary and bonus awards exceeded $100,000 during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2011 and 2010:

Summary Compensation Table

Name (a)	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Norman Bracht Former CEO (4)	2011 2010	- -	- -	- -	- -	13,500 5,000	13,500 5,000
Tony Langford Former CEO, CFO, Secretary & Treasurer (5)	2011 2010	- -	- -	- -	4,881 -	42,548 12,500	47,429 12,500
___________
(1)	No executive officers received any salary or bonus during the fiscal years ended December 31, 2011 or 2010.

(2)
The amounts in the table reflect the grant date fair value of options awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  See the “Outstanding Equity Awards at Fiscal Year-End” table below for information regarding all outstanding awards.

(3)	The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to the payment of consulting fees during the period reported.

(4)	Mr. Bracht served as our Chief Executive Officer from October 22, 2010 until his death on September 22, 2011.

(5)
Mr. Langford was appointed as our Chief Financial Officer, Secretary, and Treasurer on July 24, 2010 and was appointed as our Chief Executive Officer on October 10, 2011.  Mr. Langford resigned from each of these positions on February 24, 2012.

Compensation Components

Base Salary.  At this time, we do not compensate our executive officers by the payment of salaries, but did compensate Mr. Langford for his service as an executive officer in 2011 and 2010 through the indirect payment fees to a company controlled by Mr. Langford.  Mr. Langford is the President and Chief Executive Officer of The Langford Group, Inc. (“Langford Group”).  On August 25, 2010, we entered into a Consulting Agreement (the “Agreement”) with Langford Group.  The Agreement was effective as of July 24, 2010 and terminated on October 24, 2010.  Pursuant to the terms of the Agreement, Langford Group was retained to provide us with financial management services.  As compensation for such services, Langford Group received a monthly management fee of $2,500 U.S. Dollars, payable on the 15th day of the month to which payment of such management fee relates.  Despite the termination of the Agreement, we continued to pay Langford Group the monthly management fee of $2,500 U.S. Dollars for each month that Mr. Langford served as an executive officer. Mr. Langford for his services as a consultant received an additional $12,548 during the year.

Mr. Bracht was paid $13,500 in consulting fees for the year ended December 31, 2011.

Bonuses.  At this time, we do not compensate our executive officers by the payment of bonus compensation.

Stock Options.  Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock options to our executive officers during 2011.  In 2011, Mr. Langford received 100,000 options at a strike price of $0.07 that have an option expiration date of December 10, 2013.  Other than the foregoing option award, we did not grant any stock options to our executive officers during 2011 or 2010.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Other.  At this time, we have no profit sharing plan in place.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding outstanding equity awards held at December 31, 2011, by the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Norman Bracht	-	-	-	-
Tony Langford (1)	100,000	-	0.07	12/10/13

(1)  Mr. Langford resigned as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer in February 2012.  All outstanding equity awards granted to Mr. Langford will terminate as of May 24, 2012 as a result of his resignation as an executive officer if he provides no further services to the company.

 Option Exercises in Fiscal 2011

There were no stock options that were exercised by the named executive officers in fiscal 2011.

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

Equity Compensation Plan Information
as of December 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	-	$-	500,000

Total	-	-	500,000

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers, but entered  into a consulting agreement with a company controlled by Mr. Langford that is described above.  This consulting agreement was terminated upon Mr. Langford's departure as an executive officer of the company.

Compensation of Directors

Norman Bracht, who served as both an executive officer and member of our board of directors during 2011, did not receive any compensation for serving on the board of directors.  All compensation paid to Mr. Bracht was in consideration for his service as an executive officer and is set forth above in Summary Compensation Table.

The following table provides compensation for non-employee directors who served during fiscal 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Robert Van Tassell (2)	9,000	3,661	-	12,661

Piero Sutti-Keyser (3)	-	7,500	-	7,500

(1)
The amounts in the table reflect the grant date fair value of option awards to the named directors in accordance with Accounting Standards Codification Topic 718. The ultimate values of the options awards to directors generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

(2)
In 2011, Mr. Van Tassell was paid $9,000 in consulting fees and received 75,000 options, all of were fully vested and exercisable on the grant date, at a strike price of $0.07 that have an option expiration date of December 10, 2013.

(3)	In 2011, Mr. Sutti-Keyser received 75,000 options, all of were fully vested and exercisable on the grant date, at a strike price of $0.15 that have an option expiration date of October 31, 2021.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 13, 2012, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers
Piero Sutti-Keyser	100,000	75,000	*
Gilberto Zapata	0	-	-
Robert Van Tassell	5,000	75,000	*
Gordan Sredl	0	-	-
All current directors and executive officers as a group four persons)	105,000	150,000	*

More Than 5% Beneficial Owners
Temasek Investments Inc. Suite 1-A, #5 Calle Eusebio A. Morales El Cangrejo, Panama City Panama	2,500,000	-	6.0%

*	Represents less than 1% of the class.
(1)	Unless otherwise provided, the address of each person is c/o Carrera 49 No. 51-11 Suite 402, Copacabana, Antioquia Colombia.

(2)	All shares shown in the table are owned with sole voting and investment power.

(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of April13, 2012.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of First Colombia Gold Corp. common stock that are issuable upon the exercise of stock options exercisable within 60 days of April 13, 2012. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2011 or in any presently proposed transaction which, in either case, has or will materially affect us.

Settlement and Mutual Release Agreement

As set forth in the Beneficial Ownership Table above, Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama, is the beneficial owner of 6.0% of our voting securities.

We entered into a Mineral Right Option Agreement with Temasek on September 18, 2008, as amended and supplemented by Amendment No. 1 dated May 12, 2009 (“Amendment No. 1”), Amendment No. 2 dated February 3, 2010 (“Amendment No. 2”), and Amendment No. 3 dated June 25, 2010 (“Amendment No. 3”) (collectively, the “Option Agreement”).  Pursuant to the Option Agreement, we acquired from Temasek a fifty percent equity interest in Beardmore Holdings, Inc. (“Beardmore”) and had the option to acquire the remaining fifty percent equity interest in Beardmore from Temasek, which would have resulted in our ownership of one hundred percent of Beardmore’s equity.  Beardmore indirectly holds, through its subsidiary Rio Santiago Minerales S.A.C., certain mineral rights (the “Mineral Rights”) underlying properties located in Peru.

Under the terms of Amendment No. 3, we would have increased our ownership interest in the Mineral Rights from fifty percent to one-hundred percent resulting in its acquisition of all of the outstanding capital stock of Beardmore, if we had fulfilled the following conditions (collectively the “Option Requirements”) within ten business days following the effective date of Amendment No. 3:

•
Completion of the exercise of options resulting in our acquisition of a fifty percent interest in the Mineral Rights through our acquisition of fifty percent of the outstanding capital stock of Beardmore;

•	Issuance to Temasek of a total of 11,000,000 shares of our common stock (of which 5,000,000 were previously issued to Temasek);

•	Payment to Temasek of US $250,000 (which such payment was acknowledged by Temasek to have been made in March 2010);

•	Issuance of a convertible note for US $250,000 (the “$250,000 Convertible Note”) payable to the order and the direction of Temasek (which was issued on June 25, 2010); and

•
Issuance of a convertible note for US $3,250,000 (the “$3,250,000 Convertible Note” and, collectively with the $250,000 Convertible Note, the “Convertible Notes”) payable to the order and the direction of Temasek (which was issued on June 25, 2010).

The $250,000 Convertible Note had a term of ninety days and accrued interest at a rate of 12% per annum.  We failed to pay the principle and interest under the $250,000 Convertible Note upon maturity , which caused us to default on the $250,000 Convertible Note.

The $3,250,000 Convertible Note had a term of three years and accrued interest at a rate of 12% per annum.  Interest was payable annually and the principal was to be paid upon maturity.

 As of the date we were required to fulfill the Option Requirements under Amendment No. 3, we did not issue the 6,000,000 shares of our common stock to Temasek and defaulted on the $250,000 Convertible Note resulting from our failure to pay the principal plus interest on such note on its maturity date.  This also resulted in the options to acquire the remaining fifty percent interest in the Mineral Rights (which would have resulted in the our acquisition of a one hundred percent interest in the Mineral Rights) having lapsed as of July 5, 2010.

On September 21, 2011, we entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) with Temasek, which resulted in our relinquishment and transfer to Temasek of our fifty percent interest in the outstanding capital stock of Beardmore in exchange for Temasek releasing us from all of our outstanding obligations under the terms of the Option Agreement.  By execution of the Settlement Agreement, we no longer held any interest, directly or indirectly, in the Mineral Rights.

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

Director Independence

 Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, the board of directors affirmatively determined that Mr. Robert Van Tassell and Mr. Gordan Sredl are each “independent” as such term is used under the rules and regulations of the Securities and Exchange Commission.  Mr. Sutti-Keyser, as Chief Executive Officer of the Company, is not considered to be “independent.”

ITEM 14.    Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by James Stafford, Chartered Accountants for professional services for the fiscal year ended December 31, 2011 and for professional services for the fiscal year ended December 31, 2010:

	Fiscal 2011 Fees	Fiscal 2010 Fees
Fee Category
Audit Fees	$17,848	$14,000
Audit-Related Fees	14,080	$12,399
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$31,928	$26,399

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

During fiscal 2011 or 2010, our independent registered public accounting firm did not bill us for any Tax Fees or Other Fees.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of James Stafford, Chartered Accountants on the consolidated financial statements of the Company for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended December 31, 2011 and December 31, 2010 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2011 and 2010, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements	Page (s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets - December 31, 2011 and 2010	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009 and from Inception on September 5, 1997 to December 31, 2010	F-3

Consolidated Statements of Changes in Stockholders’ Equity from Inception on September 5, 1997 to December 31, 2011	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and from Inception on September 5, 1997 to December 31, 2011	F-5

Notes to Consolidated Financial Statements	F-6

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of
First Colombia Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of First Colombia Gold Corp. (An Exploration Stage Company) (the “Company”) as of 31 December 2011 and 2010 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficiency) for each of the years in the three-year period ended 31 December 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at 31 December 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended 31 December 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford
     James Stafford
     Chartered Accountants

Vancouver, Canada
29 March 2012, except for Note 15, as to which the date is 13 April 2012

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 December 2011	As at 31 December 2010
	$	$
Assets

Current
Cash and cash equivalents	2,194	70,019

Assets of discontinued operations (Note 13)	-	6,976,434

Mineral property interests (Note 3)	65,500	5,000,000

Property and equipment (Note 4)	8,391	11,988

	76,085	12,058,441

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	400,797	344,784
Current portion of convertible promissory notes (Note 6)	13,422	468,630

	414,219	813,414

Liabilities of discontinued operations (Note 13)	-	159,441

Convertible promissory notes (Note 6)	-	1,451,863

	414,219	2,424,718

Stockholders’ equity (deficiency)
Common stock (Note 8)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
31 December 2011 – 41,503,585 common shares, par value $0.00001
31 December 2010 – 38,503,585 common shares, par value $0.00001	415	385
Additional paid in capital	18,439,254	18,229,730
Deficit, accumulated during the exploration stage	(18,777,803)	(10,846,392)

	(338,134)	7,383,723

Non-controlling interest (Note 13)	-	2,250,000

	(338,134)	9,633,723

	76,085	12,058,441

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Events (Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 September 1997 to 31 December 2011 (Unaudited)	For the year ended 31 December 2011	For the year ended 31 December 2010	For the year ended 31 December 2009
	$	$	$	$
Expenses
Amortization – property and equipment (Note 4)	41,218	3,597	5,137	8,839
Amortization – website development cost	40,001	-	10,833	13,334
Bank charges and interest (Note 6)	1,561,048	888,361	663,090	1,516
Consulting and management fees (Note 7)	5,288,932	77,518	280,122	370,716
Foreign exchange (gain) loss	19,657	(16)	1,074	2,253
Investor communication and promotion	632,571	-	14,000	61,348
Office and administrative (recovery)	109,677	(6,141)	(131)	(6,897)
Professional fees (Note 7)	814,293	149,632	88,450	139,927
Rent	56,416	-	2,000	12,000
Stock-based compensation (Note 8)	22,399	22,399	-	-
Telephone	54,659	-	-	276
Transfer agent and filing fees	69,583	15,854	11,439	5,048
Travel and accommodation	377,754	-	-	1,118
Website maintenance	86,000	-	20,000	25,000
Mineral property exploration expenditures (Note 3)	5,054,185	10,978	-	-

Net operating loss before other items	(14,228,393)	(1,162,182)	(1,096,014)	(634,476)

Other items
Forgiveness of debt	39,000	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-
Interest income	102,561	-	-	-
Recovery of expenses	4,982	-	-	-
Write-down of mineral property interests (Note 3)	(5,000,000)	(5,000,000)
Write-down of incorporation cost	(12,500)	-	-	-
Write-down of assets	(14,111)	-	-	(8,597)

Net operating loss before income taxes	(19,097,716)	(6,162,182)	(1,096,014)	(643,073)

Future income tax recovery (Note 10)	2,319,871	-	-	2,319,871

Net operating income (loss) from continuing operations	(16,777,845)	(6,162,182)	(1,096,014)	1,676,798

Discontinued operations of Beardmore Holdings, Inc. (Note 13)	(1,999,958)	(1,769,229)	(36,174)	(194,555)

Net operating income (loss) and comprehensive income (loss) for the period	(18,777,803)	(7,931,411)	(1,132,188)	1,482,243

Income (loss) per common share - basic and diluted
Continuing operations		(0.16)	(0.03)	0.17
Discontinued operations		(0.04)	(0.00)	(0.02)
Income (loss) and comprehensive income (loss)		(0.20)	(0.03)	0.15

Weighted average number of common shares
Basic		39,484,460	31,638,831	10,110,386
Diluted		39,484,460	31,638,831	10,110,386

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 September 1997 to 31 December 2011 (Unaudited)	For the year ended 31 December 2011	For the year ended 31 December 2010	For the year ended 31 December 2009
	$	$	$	$
Cash flows used in operating activities
Income (loss) from continuing operations	(16,777,845)	(6,162,182)	(1,096,014)	1,676,798
Adjustments:
Amortization	81,219	3,597	15,970	22,173
Accrued interest	1,545,981	885,488	660,493	-
Consulting fees	40,200	-	-	-
Forgiveness of debt	(24,000)	-	-	-
Future income tax recovery	(2,319,871)	-	-	(2,319,871)
Gain on sale of oil and gas property	(10,745)	-	-	-
Mineral property acquisition	1,816,000	-	-	-
Stock-based compensation	3,609,399	22,399	-	-
Write-down of mineral property interests	5,000,000	5,000,000	-	-
Changes in operating assets and liabilities
Taxes recoverable	-	-	-	4,394
Prepaid expenses and deposits	-	-	-	1,962
Accounts payable and accrued liabilities	400,717	56,013	(418,394)	450,294

Net cash used in continuing operating activities	(6,638,945)	(194,685)	(837,945)	(164,250)

Net cash used in discontinued operations	(186,440)	(10,640)	(36,250)	(143,490)

Cash flows from financing activities
Shares subscriptions received in advance	-	-	-	(613,583)
Cost of repurchase of common stock	(1,000)	-	-	-
Convertible loan	37,500	37,500	-	-
Warrants exercised	100,000	100,000	-	-
Issuance of common stock, net of share issue costs	8,311,915	-	1,940,000	730,665

Net cash used in continuing financing activities	8,448,415	137,500	1,940,000	117,082

Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-
Oil and gas exploration	(22,609)	-	-	-
Mineral property acquisition	(48,609)	-	-	(48,609)
Purchase of equipment	(53,550)	-	-	-
Website development cost	(40,000)	-	-	-

Net cash used in continuing investing activities	(121,414)	-	-	(48,609)

Net cash used in discontinued operations	(1,499,422)	-	(1,000,000)	(249,422)

Increase (decrease) in cash and cash equivalents	2,194	(67,825)	65,805	(488,689)

Cash and cash equivalents, beginning of period	-	70,019	4,214	492,903

Cash and cash equivalents, end of period	2,194	2,194	70,019	4,214

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, a ccumulated during the exploration stage	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$

Balance at 5 September 1997 (inception)	-	-	-	-	-	-	-
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	-	-	1,000
Net loss for the period	-	-	-	-	-	(2,522)	(2,522)

Balance at 30 September 1997	4,000	1	999	-	-	(2,522)	(1,522)
Common shares issued for acquisition of oil and gas properties ($25 per share)	400	-	10,000	-	-	-	10,000
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	-	-	1,000
Net loss for the year	-	-	-	-	-	(1,246)	(1,246)

Balance at 30 September 1998	8,400	2	11,998	-	-	(3,768)	8,232
Common shares issued for cash ($25 per share)	4,000	1	99,999	-	-		100,000
Common shares repurchased for cash ($0.25 per share)	(4,000)	(1)	(999)	-	-	-	(1,000)
Net loss for the year	-	-	-	-	-	(9,569)	(9,569)

Balance at 30 September 1999	8,400	2	110,998	-	-	(13,337)	97,663
Net loss for the year	-	-	-	-	-	(34,290)	(34,290)

Balance at 30 September 2000	8,400	2	110,998	-	-	(47,627)	63,373
Net loss for the year	-	-	-	-	-	(14,296)	(14,296)

Balance at 30 September 2001	8,400	2	110,998	-	-	(61,923)	49,077
Net income for the year	-	-	-	-	-	10,954	10,954

Balance at 30 September 2002	8,400	2	110,998	-	-	(50,969)	60,031
Net income for the year	-	-	-	-	-	2,387	2,387

Balance at 30 September 2003	8,400	2	110,998	-	-	(48,582)	62,418
Common shares issued for cash ($1.50 per share) and for services ($6 per share)	8,569	1	62,699	-	-	-	62,700
Donated capital	-	-	5,000	-	-	-	5,000
Net loss for the year	-	-	-	-	-	(64,175)	(64,175)

Balance at 30 September 2004	16,969	3	178,697	-	-	(112,757)	65,943
Donated capital	-	-	3,000	-	-	-	3,000
Net loss for the period	-	-	-	-	-	(7,750)	(7,750)

Balance at 31 December 2004	16,969	3	181,697	-	-	(120,507)	61,193
Common shares repurchased ($0.25 per share)	(4,000)	(1)	(999)	-	-	-	(1,000)
Donated capital	-	-	8,200	-	-	-	8,200
Net loss for the year	-	-	-	-	-	(40,652)	(40,652)

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	27,741

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Common s tock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total s tockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	-	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	-	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	-	1,592,565
Common shares issued for cash ($25 per unit)	121,800	1	2,944,578	-	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	-	(212,450)
Warrants issued	-	-	100,421	-	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share)	46,250	1	1,341,249	(1,341,250)	-	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share	20,000	1	535,999	-	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	-	(9,511,457)

Balance at 31 December 2007	1,722,502	18	14,314,963	(725,796)	-	(12,179,512)	-	1,409,674
Stock-based compensation	-	-	-	725,796	-	-	-	725,796
Stock awards cancelled	(31,250)	(1)	1	-	-	-	-	-
Stock options forfeited	-	-	(3,245,532)	-	-	-	-	(3,245,532)
Common shares issued for acquisition of mineral rights ($0.25 per share) (Notes 3, 8, 11 and 13)	2,500,000	25	624,975	-	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	-	613,583
Net income for the year	-	-	-	-		983,065	-	983,065

Balance at 31 December 2008	4,191,252	42	11,694,408	-	613,583	(11,196,447)	-	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 8)	5,412,333	54	811,796	-	(613,583)	-	-	198,267
Share issue costs	-	-	(81,185)	-	-	-	-	(81,185)
Common shares issued for acquisition of mineral rights ($0.11 per share) (Notes 3, 8, 11 and 13)	3,500,000	35	384,965	-	-	-	-	385,000
Business acquisition (Note 13)	-	-	-	-	-	-	3,375,000	3,375,000
Net income for the year	-	-	-	-	-	1,482,243	-	1,482,243

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Common stock		Additional paid-in capital		Deferred stock-based compensation		Share subscriptions received in advance		Deficit, accumulated during the exploration stage		Non- controlling interest		Total stockholders’ equity (deficiency)
		$		$		$		$		$		$		$

Balance at 31 December 2009	13,103,585		131		12,809,984		-		-		(9,714,204)		3,375,000		6,470,911
Business acquisition ($0.25 per share) (Notes 3, 8 and 11)	5,000,000		50		1,239,950		-		-		-		(1,125,000)		115,000
Common shares issued for cash ($0.10 per unit) (Note 8)	18,750,000		188		1,015,720		-		-		-		-		1,015,908
Warrants issued (Note 8)	-		-		859,092		-		-		-		-		859,092
Warrants exercised (Note 8)	1,650,000		16		164,984		-		-		-		-		165,000
Share issue costs	-		-		(100,000)		-		-		-		-		(100,000)
Beneficial conversion feature (Notes 6 and 11)	-		-		2,240,000		-		-		-		-		2,240,000
Net loss for the year	-		-		-		-		-		(1,132,188)		-		(1,132,188)

Balance at 31 December 2010	38,503,585		385		18,229,730		-		-		(10,846,392)		2,250,000		9,633,723
Common shares issued for acquisition of the Boulder Hill Claims and Project ($0.03 per share) (Notes 3, 8 and 11)	1,000,000		10		29,990		-		-		-		-		30,000
Common shares issued for acquisition of the South Idaho Silver Project ($0.03 per share) (Notes 3, 8 and 11)	1,000,000		10		29,990		-		-		-		-		30,000
Warrants exercised (Note 8)	1,000,000		10		99,990		-		-		-		-		100,000
Disposal of investment in Beardmore Holdings, Inc. (Notes 3 and 13)	-		-		-		-		-		-		(2,250,000)		(2,250,000)
Beneficial conversion feature (Note 6)	-		-		27,155		-		-		-		-		27,155
Stock-based compensation (Note 8)	-		-		22,399		-		-		-		-		22,399
Net loss for the year	-		-		-		-		-		(7,931,411)		-		(7,931,411)

Balance at 31 December 2011	41,503,585		415		18,439,254		-		-		(18,777,803)		-		(338,134)

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

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

On 22 May 2008, the Company changed its name to “Amazon Goldsands Ltd.” and on 18 September 2008, the Company entered into a Mineral Rights Option Agreement and concurrently re-focused on the acquisition of, exploration for and development of mineral properties located in Peru. On 29 November 2010, the Company changed its name to “First Colombia Gold Corp.”. The Company changed its name pursuant to a parent/subsidiary merger between the Company (as Amazon Goldsands Ltd.) and its wholly-owned non-operating subsidiary, First Colombia Gold Corp., which was established for the purpose of giving effect to this name change.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business. Its planned principle operations have not commenced and no revenue has been derived during the organization period.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006 and the results of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the laws of Panama, to the date of disposal on 21 September 2011 (Note 13).

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 December.

The Company’s consolidated financial statements as at 31 December 2011 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $7,931,411 for the year ended 31 December 2011 (2010 – $1,132,188, 2009 – net income of $1,482,243, cumulative – $18,777,803) and has a working capital deficit of $412,025 at 31 December 2011 (2010 – $743,395).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2012. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

2.    Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 December 2011, the Company had cash and cash equivalents in the amount of $2,194 (2010 – $70,019).

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
31 December 2011

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation” establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The adoption of ASC 718 did not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  As at 31 December 2011, the Company did not have any asset retirement obligations.

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
31 December 2011

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

Changes in accounting policies

On 1 January 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2010-29, “Business Combination (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments of ASU No. 2010-29 also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2010.  Early adoption is permitted.  The adoption of ASU No. 2010-29 did not have a material impact on the Company’s consolidated financial statements.

On 1 January 2011, the Company adopted ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

On 1 January 2011, the Company adopted ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, “Comprehensive Income”.  This update amends certain pending paragraphs in ASU No. 2011-05 “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

3.     Mineral Property Interests

Temasek Properties

Effective 18 September 2008 (the “Effective Date”), the Company entered into a Mineral Right Option Agreement with Temasek Investments Inc. (“Temasek”), a company incorporated under the laws of Panama (the “Temasek Agreement”), whereby the Company could acquire four separate options from Temasek, each providing for the acquisition of a 25% interest in certain mineral rights in Peru potentially resulting in the acquisition of 100% of the mineral rights (the “Mineral Rights”). The Mineral Rights were owned by Rio Santiago Minerales S.A.C. (“Rio Santiago”). Beardmore, a wholly-owned subsidiary of Temasek, owned 999 shares of the 1,000 shares of Rio Santiago that were issued and outstanding. Temasek owned the single remaining share of Rio Santiago. The acquisition of each 25% interest in the Mineral Rights would occur through the transfer to the Company of 25% of the outstanding shares of Beardmore (Note 13).

The Company exercised the initial 25% option to acquire a 25% interest in the Mineral Rights by paying $250,000, issuing 2,500,000 common shares of the Company (Notes 8, 11 and 13) and paying an additional $250,000 to Temasek.

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  The Company exercised the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by exercising and completing the initial 25% option, issuing 3,500,000 additional common shares of the Company (Notes 8, 11 and 13) and paying an additional $750,000 to Temasek.

The Company entered into an amending agreement dated 25 June 2010 (the “Amendment Effective Date”) with Temasek related to the Temasek Properties (the “Third Amending Temasek Agreement”), whereby the Company now could exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions within ten business days from the Amendment Effective Date:

•	Exercise and complete the initial and second 25% options (completed);

•	Issue 11,000,000 additional common shares of the Company to Temasek (5,000,000 common shares issued on 9 March 2010) (Notes 8 and 11);

•	Pay an additional $250,000 to Temasek (paid);

•
Issue a convertible note for $250,000 to Temasek (the “$250,000 Convertible Note”) (issued).  The $250,000 Convertible Note had a term of ninety days and will accrue interest at a rate of 12% per annum.  Both principal and interest under the $250,000 Convertible Note were payable upon maturity (Note 6); and

•
Issue a convertible note for $3,250,000 to Temasek (the “$3,250,000 Convertible Note”) (issued).  The $3,250,000 Convertible Note had a term of three years and will accrue interest at a rate of 12% per annum. Interest would be payable annually and the principal was payable upon maturity (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

Any principal and interest due under either of the Convertible Notes was convertible, at the option of Temasek, into units at a fixed conversion price of $0.25 per unit. Each unit consisted of one common share of the Company and one share purchase warrant. Each whole warrant entitled the holder to purchase one additional common share of the Company at an exercise price of $0.50 per share.

Upon the acquisition of a 100% interest in the Mineral Rights, Temasek would hold its single share of Rio Santiago in trust for the Company’s sole benefit and hold the share strictly in accordance with the Company’s instructions. Upon the Company’s acquisition of a 100% interest in the Mineral Rights, Temasek was entitled to an annual 2.5% net returns royalty. However, if the Company paid Temasek $2,000,000 within ninety days of the acquisition of a 100% interest in the Mineral Rights, Temasek would only be entitled to an annual 1% net returns royalty.

If the Company exercised the second 25% option, resulting in the Company’s acquisition of a 50% interest in the Mineral Rights, and failed to acquire a 100% interest in the Mineral Rights, the Company and Temasek would form a joint venture in which the Company would be wholly responsible for developing a feasible mining project and all necessary facilities and Temasek would retain a carried free interest in the mining rights. If the Company did not develop a feasible mining project within three years from the Effective Date, the Company would be responsible to pay Temasek an advance minimum mining royalty of $500,000 per year, which would be deducted from Temasek’s net returns royalty.

Temasek became a significant shareholder of the Company through the issuance of the 6,000,000 common shares on exercise of the option to acquire the initial and second 25% interests in the Mineral Rights and an additional 5,000,000 common shares on exercise of the partial payment toward the exercise of the option to acquire the third 25% interest.

On 21 September 2011, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Temasek,  which resulted in the Company’s relinquishment and transfer to Temasek of its 50%  interest in the outstanding capital stock of Beardmore, which indirectly holds, through its subsidiary Rio Santiago, the Mineral Rights to certain properties located in Peru, in exchange for Temasek releasing the Company from all of its outstanding obligations under the terms of the Temasek Agreement and its subsequent amendments entered into between the parties.

Under the terms of the Settlement Agreement, the $250,000 Convertible Note and the $3,250,000 Convertible Note have been cancelled and the Company is no longer obligated to issue Temasek 6,000,000 shares of its common stock in exchange for the Company’s relinquishment and transfer to Temasek of its 50% interest in the outstanding capital stock of Beardmore.  The Company is not entitled to recover any consideration previously paid to Temasek or any mineral property exploration expenditures incurred in connection with the exploration and development of the properties underlying the Mineral Rights.  The Settlement Agreement included a mutual release of all claims arising out of or relating to the Temasek Agreement (Notes 6 and 13).

By execution of the Settlement Agreement, the Company no longer has any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru; and, as a result, deconsolidated mineral property interests in the amount of $6,981,553 (2010 - $Nil) related to Rio Santiago (Note 13).

\

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

During the year ended 31 December 2011, the Company incurred $50,700 (2010 - $35,775, 2009 - $191,937, cumulative - $278,412) in exploration expenditures related to the Temasek Properties, which are included in discontinued operations for the year ended 31 December 2011 (Note 13).  During the year ended 31 December 2011, the Company also recorded a write down of mineral property interests of $5,000,000 (2010 - $Nil, 2009 - $Nil, cumulative - $5,000,000) (Note 11).

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

Under the terms of the letter of intent with Sapo, the Company would be required to pay the following consideration:

•	Pay $500,000 to Sapo;

•	Issue 1,000,000 common shares of the Company to Sapo; and

•	Issue an unsecured promissory note to Sapo in the amount of $500,000 with a term of one year and interest rate of 12% per annum.

The letter of intent provided for the Company to have the option to return to Sapo all of the issued and outstanding capital stock of Minera in exchange for cancellation of the promissory note anytime up to one year after the closing date.  During the year ended 31 December 2011, the Company terminated the letter of intent with Sapo.

Boulder Hill Claims

On 16 December 2011, the Company entered into a Purchase and Sale Agreement (the “BHM Purchase”) with Boulder Hill Mines, Inc., an Idaho corporation (“Boulder Hill”), to purchase from Boulder Hill three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”) by making the following considerations to Boulder Hill (Note 9):

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Notes 8 and 11);

•	Pay $25,000 in cash by 16 December 2012; and

•	Pay $25,000 in cash by 16 December 2013.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

Boulder Hill Project

On 30 September 2011, the Company entered into a non-binding letter of intent (“LOI”) with Boulder Hill to acquire by way of an assignment from Boulder Hill all of its rights, responsibilities and obligations under a state mineral lease and agreement (the “Option Agreement”) dated 15 July 2008 by and among Boulder Hill, James Ebisch (“James”) and Ryan Riech (“Riech”)

James and Riech, under the terms of the Option Agreement, hold the mining and mineral rights to a certain Montana State Metallferrous Gold Lease entered into with the State of Montana (the “Montana Gold Lease”) under which Boulder Hill was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on a property situated in Lincoln County, Montana (the “Property”). The Montana Gold Lease is for a ten (10) year term and is subject to the 5% net smelter return (“NSR”) due to the State of Montana. The Option Agreement was amended on 1 August 2011 to reflect James as the sole owner of the Montana Gold Lease.

On 16 December 2011 (the “Effective Date”), the Company entered into an Assignment and Assumption Agreement (“BHM Assignment”) with Boulder Hill and James, whereby Boulder Hill transferred and assigned the Company all of its right, title and interest, in, to and under the Option Agreement and the Company assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Option Agreement.

The BHM Assignment required the Company to make the following considerations to Boulder Hill (Note 9):

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Notes 8 and 11);

•	Pay $25,000 in cash by 16 December 2012; and

•	Pay $25,000 in cash by 16 December 2013.

The Option Agreement and the BHM Assignment provide that the Company will have exercised the option to acquire an undivided 100% of James’ right, title and interest in and to the Montana Gold Lease after incurring an aggregate of $210,000 in exploration expenditures, paying James an aggregate of $80,000 plus five percent (5%) of any joint-venture and buyout payments (the “JVBP”) and paying filing fees over the term of the Option Agreement.

The Option Agreement provides that the cash payments payable to James shall be made according to the following schedule (Note 9):

•	$20,000 on or before 14 October 2012 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012) (Notes 5, 11 and 15);

•	$15,000 on or before 15 July 2013 plus 5% of any JVBP;

•	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

•	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

•	On or before 16 December 2012, incur not less than an aggregate of $49,000 in exploration expenditures; and

•	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, in order to maintain James’ leasehold interest in the Property the Company will be responsible for paying filing fees over the term of the Option Agreement and Boulder Hill Agreement and the following (Note 9):

•
Make advance royalty payments to James of $25,000 per year, commencing on 15 July 2015 and continuing on 15 July each and every year thereafter for so long as the Company retains its leasehold interest in the Property; and

•
Incur a minimum of $100,000 of annual exploration expenditures on the Property on or before 15 July each and every year after 15 July 2011, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

South Idaho Silver Project

On 7 December 2011 (the “Effective Date”), the Company entered into an Assignment and Assumption Agreement (the “CCS Assignment”) with Castle Creek Silver Inc. (“Castle Creek”), an Idaho corporation, and Robert Ebisch (“Robert”) to acquire by way of assignment from Castle Creek all of its rights, responsibilities and obligations under an Option to Purchase and Royalty Agreement (the “Purchase Agreement”) dated 15 July 2011, by and between Castle Creek and Robert.  Castle Creek, under the Purchase Agreement, had the option to acquire an undivided 100% of the right, title and interest of Robert in the unpatented mining claims owned and situated in Owyhee County, Idaho (the “Property”).

Pursuant to the terms of the CCS Assignment, Castle Creek transferred and assigned the Company all of its right, title and interest, in, to and under the Purchase Agreement and the Company assumed the assignment of the Purchase Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Purchase Agreement.

The Company agreed to make the following considerations to Castle Creek (Note 9):

•	Issue 1,000,000 restricted shares of the Company’s common stock by 12 December 2011 (issued on 7 December 2011 and valued at $30,000) (Notes 8 and 11);

•	Pay $50,000 by 7 December 2012; and

•
Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the Property. At any time from the Effective Date, the Company has the right to acquire the 1% NSR payable to Castle Creek for $250,000.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

The Purchase Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Purchase Agreement provide that the Company will have exercised the option to acquire an undivided 100% of Robert’s right, title and interest in and to the Property after incurring an aggregate of $210,000 in exploration expenditures, paying Robert an aggregate of $80,000 plus 5% of any JVBP.

The Purchase Agreement provides that the cash payments payable to Robert shall be made according to the following schedule (Note 9):

•	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid on 31 January 2012) (Notes 5, 11 and 15);

•	$2,500 on or before 15 September 2012 plus 5% of any JVBP;

•	$5,000 on or before 15 September 2013 plus 5% of any JVBP;

•	$10,000 on or before 15 September 2014 plus 5% of any JVBP;

•	$15,000 on or before 15 September 2015 plus 5% of any JVBP;

•	$20,000 on or before 15 September 2016 plus 5% of any JVBP; and

•	$25,000 on or before 15 September 2017 plus 5% of any JVBP.

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

•	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures;

•	On or before 15 September 2012, incur not less than an aggregate of $20,000 in exploration expenditures;

•	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

•	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments, exploration expenditures and filing fees, in order to maintain its interest in the Property the Company will be responsible for the following (Note 9):

•
Make advance royalty payments to Robert of $25,000 per year, commencing on 15 September 2015 and continuing on 15 September each and every year thereafter for so long as the Company retains its interest in the Property; and

•
Incur a minimum of $100,000 of annual exploration expenditures on the Property on or before 15 September each and every year after 15 September 2015, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

4.    Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	31 December 2011	31 December 2010
	$	$	$	$

Furniture, computer and office equipment	47,433	39,042	8,391	11,988

During the year ended 31 December 2011, total additions to property and equipment were $Nil (2010 - $Nil, 2009 - $Nil, cumulative - $53,550).

5.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 31 December 2011 are amounts due to former officers of the Company of $5,031 (2010 – $9,646). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 31 December 2011 are amounts due to a director and officer of the Company of $Nil (2010 – $10,000). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

Included in accounts payable and accrued liabilities as at 31 December 2011 are exploration expenditures of $Nil (2010 – $35,775) related to the Temasek Properties (Note 3).

Included in accounts payable and accrued liabilities as at 31 December 2011 are mineral property acquisition costs of $3,000 (2010 – $Nil) related to the Boulder Hill Project (Notes 3, 11 and 15).

Included in accounts payable and accrued liabilities as at 31 December 2011 are exploration expenditures of $2,500 (2010 – $Nil) related to the South Idaho Silver Project (Note 3, 11 and 15).

During the year ended 31 December 2011, the Company deconsolidated accounts payable of $49,141 (2010 - $Nil) related to Rio Santiago (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

6.	Convertible Promissory Notes

a.
On 25 June 2010, the Company issued the $250,000 Convertible Note to Temasek bearing interest at a rate of twelve percent (12%) per annum on any unpaid principal balance, unsecured, with principal and interest amounts due upon maturity on 25 September 2010 (Note 3).

Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into conversion units (the “Units”) at any time up to 25 September 2010 at $0.25 per Unit. Each Unit consists of one common share of the Company and one share purchase warrant. Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six (6) months after the date of issuance until one year from the date of issuance.

During the year ended 31 December 2011, the Company accrued interest expense of $98,849 (2010 - $98,465, 2009 - $Nil, cumulative - $197,314), of which $77,151 relates to the amortization of debt discount (2010 - $84,883, 2009 - $Nil, cumulative - $160,000) (Note 11).  On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $250,000 Convertible Note was cancelled (Notes 3 and 13).

b.
On 25 June 2010, the Company issued the $3,250,000 Convertible Note to Temasek bearing interest at a rate of 12% per annum on any unpaid principal balance, unsecured, with interest amount payable annually and principal amount due upon maturity on 25 June 2013 (Note 3).

Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into Units at any time up to 25 June 2013 at $0.25 per Unit. Each Unit consists of one common share of the Company and one share purchase warrant. Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing 6 months after the date of issuance until one year from the date of issuance.

During the year ended 31 December 2011, the Company accrued interest expense of $783,562 (2010 - $562,027, 2009 - $Nil, cumulative - $1,345,589), of which $501,479 relates to the amortization of debt discount (2010 - $359,014, 2009 - $Nil, cumulative - $860,493) (Note 11).  On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $3,250,000 Convertible Note was cancelled (Notes 3 and 13).

c.
On 23 November 2011, the Company issued a convertible note to Asher Enterprises, Inc. (“Asher”) in the amount of $37,500, bearing interest at a rate of eight percent (8%) per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 28 August 2012 (the “Asher Note”).  Any amount of principal or interest amount not paid on 28 August 2012 (the “Default Amount”) shall bear interest of twenty-two percent (22%) per annum commencing on 28 August 2012 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 28 August 2012 or the date of the Default Amount is paid, at a conversion price equal to fifty-eight percent (58%) of the market price for the common shares during the ten (10) trading days prior to the conversion.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

The Asher Note contains a provision limiting the number of shares of common stock into which the Asher Note is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note may be waived by Asher upon sixty-one (61) days’ prior notice. The Company has a right of prepayment of the Asher Note anytime from the date of the Asher Note until one hundred eighty (180) days thereafter, subject to a prepayment penalty in the amount of 130% to 150% of the outstanding principal and interest of the Asher Note based on the date of prepayment.

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  During the year ended 31 December 2011, the Company accrued interest expense of $3,077 (2010 - $Nil, 2009 - $Nil, cumulative - $3,077), of which $2,827 relates to the amortization of debt discount (2010 - $Nil, 2009 - $Nil, cumulative - $2,827) (Note 11).

	31 December 2011	31 December 2010
	$	$

$250,000 Convertible Note	-	188,466
$3,250,000 Convertible Note	-	1,732,027
Asher Note	13,422	-

	13,422	1,920,493
Less: current portion	(13,422)	(468,630)

	-	1,451,863

7.	Due to Related Parties and Related Party Transactions

As at 31 December 2011, the amount due to related parties consists of $Nil (2010 - $109,691) payable to companies controlled by shareholders and/or directors of Rio Santiago.  During the year ended 31 December 2011, the Company deconsolidated amounts due to related parties of $158,538 (2010 - $Nil) related to Rio Santiago (Note 13).

During the year ended 31 December 2011, the Company paid or accrued $Nil (2010 – $Nil, 2009 - $58,435) for consulting and management fees to a former officer and director of the Company.

During the year ended 31 December 2011, the Company paid or accrued $9,000 (2010 – $Nil, 2009 - $8,595) for consulting fees to a former director of the Company.

During the year ended 31 December 2011, the Company paid or accrued $3,150 (2010 – $37,800, 2009 - $37,800) for financial and administrative fees to a former officer of the Company.

During the year ended 31 December 2011, the Company paid or accrued $42,548 (2010 – $12,500, 2009 - $Nil) for accounting and financial fees to an officer of the Company.

During the year ended 31 December 2011, the Company paid or accrued $13,500 (2010 – $5,000, 2009 - $Nil) for consulting fees to a director and officer of the Company.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

8.	Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 common shares with par value of $0.00001
•	200,000,000 blank check preferred shares with par value of $0.001

Issued and outstanding

As at 31 December 2011, the total issued and outstanding capital stock is 41,503,585 common shares with a par value of $0.00001 per share.

On 16 December 2011, the Company issued a total of 1,000,000 common shares valued at $30,000 as consideration to Boulder Hill pursuant to the BHM Purchase and BHM Assignment (Notes 3 and 11).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

On 7 December 2011, the Company issued 1,000,000 common shares valued at $30,000 as consideration to Castle Creek pursuant to the CCS Assignment (Notes 3 and 11).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

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

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the year ended 31 December 2011, 1,000,000 of the related share purchase warrants in this series were exercised.  As at 31 December 2011, none of the related share purchase warrants in this series remain outstanding.

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
31 December 2011

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

Stock options

The following stock options are outstanding as at 31 December 2011:

	Number of options	Exercise price	Remaining life (years)
		$

Options	75,000	0.07	0.91
Options	250,000	0.07	1.95
Options	75,000	0.15	9.84

	400,000

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

During the year ended 31 December 2007, the Company granted 167,500 options to officers, directors and consultants of the Company to purchase common shares of the Company at a price of $25 per common share on or before 17 April 2017 and vesting as to one-quarter of the common shares under the stock option on 17 April 2007 and one-quarter every six months thereafter in accordance with the terms and conditions of the Company’s Plan.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

During the year ended 31 December 2008, all of the related stock options in this series were forfeited.

During the year ended 31 December 2011 the Company granted 250,000 options at a price of $0.07 per share expiring 10 December 2013, 75,000 options at a price of $0.07 per share expiring at 28 November 2012 and 75,000 options at a price of $0.15 per share expiring 31 October 2021.  All of these stock options vest immediately.

The following is a summary of stock option activities during the years ended 31 December 2011 and 2010:

	Number of stock options	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2011	-	-

Granted	400,000	0.085
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2011	400,000	0.085

Weighted average fair value of options granted during the year		0.056

Outstanding and exercisable at 1 January 2010	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2010	-	-

Weighted average fair value of options granted during the year		-

The weighted average grant date fair value of stock options issued during the year ended 31 December 2011 amounted to $22,399 or $0.056 per stock option (2010 - $Nil or $Nil per stock option). The fair value of each stock option granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	2011	2010

Risk free interest rate	0.11 - 2.17%	-
Expected life	1 - 10 years	-
Annualized volatility	291.42 – 353.31%	-
Expected dividends	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

Warrants

As at 31 December 2011, there were Nil (2010 - 17,100,000) share purchase warrants outstanding.

The following is a summary of warrant activities during the years ended 31 December 2011 and 2010:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2011	17,100,000	0.10

Granted	-	-
Exercised	(1,000,000)	0.10
Expired	(16,100,000)	0.10

Outstanding and exercisable at 31 December 2011	-	-

Weighted average fair value of warrants granted during the year		-

Outstanding and exercisable at 1 January 2010	-	-

Granted	18,750,000	0.10
Exercised	(1,650,000)	0.10
Expired	-	-

Outstanding and exercisable at 31 December 2010	17,100,000	0.10

Weighted average fair value of warrants granted during the year		0.046

The weighted average grant date fair value of warrants issued during the year ended 31 December 2011 amounted to $Nil or $Nil per warrant (2010 - $859,092 or $0.046 per warrant). The fair value of each warrant granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	2011	2010

Risk free interest rate	-	0.44%
Expected life	-	1.00 year
Annualized volatility	-	317.72%
Expected dividends	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

9.	Commitments and Contingencies

a.	The Company is committed to making various cash payments and incurring exploration expenditures related to the Boulder Hill Claims, Boulder Hill Project and South Idaho Silver Project (Note 3).

b.
In November 2011, the Company entered into a contract, commencing 1 December 2011, with each of an unrelated individual and an unrelated company, to provide consulting services, subject to the supervision of the Company’s Chief Executive Officer, related to the exploration and development of mineral properties, operational activities and international business operations for a monthly payment of $2,500 each.

c.
On 1 April 2011, the Company entered into a twelve-month contract, commencing 1 April 2011, with a third party to provide exploration services at cost plus 10%, project supervision services for a monthly fee of $5,000 and project administration services for a monthly fee of $17,500.

d.
During the year ended 31 December 2010, the Company entered into a three-month contract, commencing 24 July 2010, with a former officer to provide financial and administrative services for a monthly payment of $2,500.  Effective 20 October 2010, the contract for financial and administrative services was extended for an indefinite period.  Subsequent to the year ended 31 December 2011, the former officer and the Company mutually agreed to terminate the contract (Note 15).

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2011. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2011	For the year ended 31 December 2010	For the year ended 31 December 2009
	$	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(2,694,749)	(383,497)	(283,923)
Permanent differences	585,129	-	-
Derecognition of assets (liabilities)	(2,020,903)	-	-
Change in prior year provision to actual	(272,930)	-	-
Less: Change in valuation allowance	4,403,453	383,497	(2,035,948)

Future income tax recovery	-	-	2,319,871

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

The tax effects of temporary differences that give rise to future income tax assets and liabilities are as follows:

	2011	2010
	$	$

Statutory federal income tax rate	30% - 34%	30% - 34%

Non-capital loss carryforwards	5,257,594	854,141
Less: Valuation allowance	(5,257,594)	(854,141)

Future tax assets (liabilities)	-	-

The Company has net operating losses for United States tax purposes of approximately $15,532,664 available to offset against taxable income in future years, which, if unutilized, will expire up to 2031.  Additionally, the Company has net operating losses for Finland tax purposes of approximately $188,363, available to offset against taxable income in future years, which, if unutilized, will expire up to 2021.

11.  Supplemental Disclosures with Respect to Cash Flows

Included in accounts payable and accrued liabilities as at 31 December 2011 are mineral property acquisition costs of $5,500 (2010 – $Nil) related to the Boulder Hill Project and the South Idaho Silver Project (Notes 3, 5 and 15).

During the year ended 31 December 2011, the Company issued a total of 2,000,000 common shares valued at $60,000 pursuant to the BHM Purchase, BHM Assignment and CCS Assignment (Notes 3 and 8).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2011, the Company accrued a total interest expense of $885,488 (2010 – $662,527, 2009 - $Nil, cumulative - $1,547,023) related to the convertible debentures, of which $581,457 relates to the amortization of debt discount (2010 - $443,897, 2009 - $Nil, cumulative - $1,025,512) (Note 6).

During the year ended 31 December 2011, the Company recorded a write down of mineral property interests of $5,000,000 (2010 - $Nil, 2009 - $Nil, cumulative - $5,000,000) (Note 3).

During the year ended 31 December 2011, the Company deconsolidated its interest in Beardmore as a result of the Settlement Agreement and recognized a loss in the amount of $1,720,970 (2010 - $Nil, 2009 - $Nil, cumulative - $1,720,970) (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

	For the period from the date of inception on 5 September 1997 to 31 December 2011 (Unaudited)	For the year ended 31 December 2011	For the year ended 31 December 2010	For the year ended 31 December 2009
	$	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-	-
Foreign exchange loss	21,787	-	956	4,485
Income taxes paid	-	-	-	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-	-
Common shares issued for services ($6 per share)	50,000	-	-	-
Donated consulting services	16,200	-	-	-
Common shares cancelled and returned	(2)	-	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-	-
Warrants issued	100,421	-	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	1,250,000	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	385,000	-
Common shares issued for acquisition of mineral rights (deemed at $0.03 per share)	60,000	60,000	-	-

12.	Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America. Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland. During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. During the year ended 31 December 2011, the Company re-focused its activities to Colombia and the United States.  As at 31 December 2011, the Company does not have any material assets outside of the United States.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

The breakdown of net income (loss) by geographic area for the years ended 31 December 2011, 2010 and 2009 is as follows:

	United States	Finland	Total
	$	$	$

2011	(6,162,182)	-	(6,162,182)
2010	(1,096,014)	-	(1,096,014)
2009	1,685,395	(8,597)	1,676,798

The breakdown of assets by geographic area for the year ended 31 December 2011 is as follows:

	United States	Peru	Finland	Total
	$	$	$	$

Current assets	2,194	-	-	2,194
Equipment	8,391	-	-	8,391
Mineral property interests	65,500	-	-	65,500

	76,085	-	-	76,085

The breakdown of assets by geographic area for the year ended 31 December 2010 is as follows:

	United States	Peru	Finland	Total
	$	$	$	$

Current assets	70,008	11	-	70,019
Equipment	11,988	-	-	11,988
Mineral property interests	5,000,000	-	-	5,000,000
Discontinued operations	-	6,976,434	-	6,976,434

	5,081,996	6,976,445	-	12,058,441

13.	Investment in Beardmore Holdings, Inc.

 Acquisition of Interest in Beardmore

In January 2009, the Company acquired a 25% interest in Beardmore.  Beardmore is the registered owner of 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Rio Santiago is the beneficial owner of 100% interest in certain mineral rights in Peru.  The aggregate purchase price was $1,125,000, in which the Company paid $500,000 in cash and issued 2,500,000 common shares valued at $625,000 (Notes 3, 8 and 11).

The Company follows ASC 810-10 and fully consolidates the assets, liabilities, revenues and expenses of Beardmore.  A valuation of certain assets was completed and the Company internally determined the fair value of others assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including market and income approach.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

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

During the year ended 31 December 2010, the Company acquired an additional 25% interest in Beardmore from the non-controlling interest.  The aggregate purchase price was $1,135,000 paid by $750,000 in cash (paid on 22 March 2010) and 3,500,000 common shares of the Company valued at $385,000 (issued on 23 June 2009) (Notes 3, 8 and 11).  This resulted in a net decrease in non-controlling interest of $1,125,000.

Deconsolidation of Interest in Beardmore

During the year ended 31 December 2011, the Company entered into a Settlement Agreement with Temasek which resulted in the Company’s relinquishment and transfer to Temasek of its 50% interest in the outstanding capital stock of Beardmore, in exchange for Temasek releasing the Company from all of its outstanding obligations under the terms of the Temasek Agreement and its subsequent amendments entered into between the parties on 18 September 2008.  By execution of the Settlement Agreement, the Company no longer has any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru (Note 3).

Under the terms of the Settlement Agreement, the $250,000 Convertible Note and the $3,250,000 Convertible Note have been cancelled and the Company is no longer obligated to issue Temasek 6,000,000 shares of its common stock in exchange for the Company’s relinquishment and transfer to Temasek of its 50% interest in the outstanding capital stock of Beardmore.  The Settlement Agreement included a mutual release of all claims arising out of or relating to the Option Agreement (Notes 3 and 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

The Company deconsolidated its interest in Beardmore on 21 September 2011 as a result of the Settlement Agreement and recognized a loss in the amount of $1,720,970, determined as follows:

$

Convertible Notes forgiven by Temasek (Note 6)	2,802,904
Non-controlling interest in Beardmore	2,250,000
Net assets of Beardmore:
Mineral property interests (Note 3)	(6,981,553)
Accounts payable and accrued liabilities (Note 5)	49,141
Due to related parties (Note 7)	158,538

Loss on deconsolidation	(1,720,970)

The assets, liabilities and results of operations of Beardmore have been separately reported as discontinued operations in the consolidated balance sheets and statements of operations.  Previously reported consolidated financial statements for the year ended 31 December 2010 and 2009 have been revised to reflect this presentation.

Discontinued operations for the years ended 31 December 2011, 2010 and 2009 include the following:

	2011	2010	2009
	$	$	$

Loss on deconsolidation	(1,720,970)	-	-

Loss from discontinued operations of Beardmore:
Mineral property exploration costs	(50,700)	(35,775)	(191,937)
Office and miscellaneous	(252)	(386)	(386)
Foreign exchange gain (loss)	2,693	(13)	(2,232)

	(48,259)	(36,174)	(194,555)

Discontinued operations	(1,769,229)	(36,174)	(194,555)

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

Assets and liabilities of discontinued operations are summarized as follows:

	As at 31 December 2011	As at 31 December 2010
	$	$
Assets of discontinued operations:
Mineral property interests	-	6,976,434

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	-	49,750
Due to related parties	-	109,691

	-	159,441

Net assets of discontinued operations	-	6,816,993

14.	Fair Value of Financial Instruments

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

As at 31 December 2011, the carrying amounts of cash and cash equivalents, accounts payable and current portion of convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

As at 31 December 2011, the carrying amount of long-term debt and other financing was $Nil (31 December 2010 - $1,451,863). The Company estimated the fair value of the beneficial conversion feature of the convertible promissory note at inception using both the quoted market price of the Company’s common shares and the Black-Scholes Option Pricing Model with the following assumptions:

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

	2011	2010

Risk free interest rate	-	0.29%
Expected life	-	1.00 year
Annualized volatility	-	230.00%
Expected dividends	-	-

The fair value of the beneficial conversion feature was estimated at $27,155 (2010 - $2,240,000), and was recorded as a component of equity, of which $27,155 (2010 - $1,365,854) would be a Level 1 fair value and $Nil (2010 - $874,146) would be a Level 2 fair value.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2011

15.	Subsequent Events

The following events occurred during the period from the year ended 31 December 2011 to the date the consolidated financial statements were available to be issued on 13 April 2012:

a.	On 12 January 2012, the Company paid $3,000 to James pursuant to the Option Agreement and BHM Assignment (Note 3).

b.	On 31 January 2012, the Company paid $2,500 to Robert pursuant to the Purchase Agreement and CCS Assignment (Note 3).

c.	The Company terminated a contract with a former officer to provide financial and administrative services (Note 9).

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)           Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

 (c)           Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

Glossary of Certain Mining Terms

ADIT: An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

ALTERATION: Any physical or chemical change in a rock or mineral subsequent to its formation. Milder and more localized than metamorphism.

ANTICLINE: A fold with strata sloping downward on both sides from a common crest.

ASSAY: A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

BASALT: An extrusive volcanic rock composed primarily of plagioclase, pyroxene and some olivine.

BASE METAL: Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

BRECCIA: A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CORE: The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

CROSSCUT: A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other ore body.

DEVELOPMENT: Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

DIAMOND DRILL: A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

DILUTION: (mining) Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore.

DIP: The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

DRIFT: A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

DUE DILIGENCE: The degree of care and caution required before making a decision; loosely, a financial and technical investigation to determine whether an investment is sound.

EXPLORATION: Work involved in searching for ore, usually by drilling or driving a drift.

GALENA: Lead sulphide, the most common ore mineral of lead.

GEOPHYSICAL SURVEY: Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

GOSSANOUS:  Having the properties of gossan, an intensely oxidized, weathered or decomposed rock, usually the upper and exposed part of an ore deposit or mineral vein.

GRABEN:  A downfaulted block of rock.

GRAB SAMPLE: A sample from a rock outcrop that is assayed to determine if valuable elements are contained in the rock. A grab sample is not intended to be representative of the deposit, and usually the best-looking material is selected.

GRADE: The average assay of a ton of ore, reflecting metal content.

HIGH GRADE: Rich ore. As a verb, it refers to selective mining of the best ore in a deposit.

LEVEL: The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.

LIMESTONE: A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

LODE: A mineral deposit in solid rock.

METALLIFERROUS: Containing metal.

METASEDIMENTS: Sediment or sedimentary rock that shows evidence of having been subjected to metamorphism.

MINERAL: A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERAL RESOURCE: A deposit or concentration of natural, solid, inorganic or fossilized organic substance in such quantity and at such grade or quality that extraction of the material at a profit is currently or potentially possible.

MINERALIZATION: The presence of potentially economic minerals in a specific area or geological formation.

NET SMELTER RETURN: A share of the net revenues generated from the sale of metal produced by a mine.

OPEN PIT: A mine that is entirely on surface. Also referred to as open-cut or open-cast mine.

ORE: Material that can be mined and processed at a positive cash flow.

OREBODY: A natural concentration of valuable material that can be extracted and sold at a profit.

PATENT: The ultimate stage of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

PATENTED MINING CLAIM: A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

PROSPECT: A mining property, the value of which has not been determined by exploration.

PROBABLE RESERVES: Resources for which tonnage and grade and/or quality are computed primarily from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

PROVEN RESERVES: Resources for which tonnage is computed from dimensions revealed in outcrops, trenches, workings or drill holes and for which the grade and/or quality is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. The computed tonnage and grade are judged to be accurate, within limits which are stated, and no such limit is judged to be different from the computed tonnage or grade by more than 20%.

PYRITE:  A yellow iron sulphide mineral, normally of little value, sometimes referred to as "fool's gold".

PYRITIC:  A brass-colored mineral, FeS2, occurring widely and used as an iron ore and in producing sulfur dioxide for sulfuric acid.

RECLAMATION: The restoration of a site after mining or exploration activity is completed.

RESERVES: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “Ore” when dealing with metalliferous minerals.

RESOURCE: The calculated amount of material in a mineral deposit, based on limited drill information.

ROYALTY: An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

SAMPLE: A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.

SCHIST - A foliated metamorphic rock the grains of which have a roughly parallel arrangement; generally developed by shearing.

SERICITIZED: Fine grained mica, similar to muscovite, illite, or paragonite.

SHAFT: A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

SHEAR OR SHEARING: The deformation of rocks by lateral movement along numerous parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SILICA:  Silicon dioxide. Quartz is a common example.

SILICEOUS: A rock containing an abundance of quartz.

SILICIZED: Conversion of something into, or the reaction of something with, silica.

SPHALERITE: A zinc sulfide mineral; the most common ore mineral of zinc.

STRIKE: The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

SULFIDE: A compound of sulfur and some other element.

TAILINGS: Material rejected from a mill after more of the recoverable valuable minerals have been extracted.

TREND: The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

UNPATENTED MINING CLAIM: A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

VEIN: A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

WASTE: Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

XENOLITH: A fragment of country rock enclosed in an intrusive rock.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COLOMBIA GOLD CORP.,
a Nevada corporation

By:           /s/ Piero Sutti-Keyser
      Piero Sutti-Keyser
                      Chief Executive Officer
      Date:  April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Piero Sutti-Keyser	April 16, 2012
Piero Sutti-Keyser, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Gilberto Zapata	April 16, 2012
Gilberto Zapata, Chief Financial Officer, Secretary, & Treasurer (Principal Financial Officer)

/s/ Robert Van Tassell	April 16, 2012
Robert Van Tassell, Director

/s/ Gordan Sredl	April 16, 2012
Gordan Sredl, Director

FIRST COLOMBIA GOLD CORP.

EXHIBIT INDEX
TO
2011 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description

2.1	Articles of Merger (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 27, 2008, and incorporated herein by reference)

2.2	Agreement and Plan of Merger (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed May 27, 2008,and incorporated herein by reference)

2.3	Articles of Merger (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2010, and incorporated herein by reference)

2.4	Agreement and Plan of Merger (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 9, 2010, and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-51203, and incorporated herein by reference)

3.2
Certificate of Amendment to Articles of Incorporation, evidencing name change to “FinMetal Mining Ltd. ” ( filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and incorporated herein by reference)

3.3	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2008, and incorporated herein by reference)

3.4	Amended and Restated By-laws of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2008, and incorporated herein by reference)

4.1
Convertible Promissory Note Issued November 23, 2011 by the Company to Asher Enterprises, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 7, 2011, and incorporated herein by reference)

4.2
Convertible Promissory Note Issued March 16, 2012 by the Company to Asher Enterprises, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 3, 2012, and incorporated herein by reference)

10.1
Agreement between the Company and Sapo Holdings SA dated April 1, 2011  (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference)

10.2
Mineral Right Option Agreement between the Company and Temasek Investments Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008, and incorporated herein by reference)

10.3
Amendment to Mineral Right Option Agreement between the Company and Temasek Investments, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2009, and incorporated herein by reference)

10.4
Second Amendment to Mineral Right Option Agreement, dated February 3, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2010, and incorporated herein by reference)

10.5	Third Amendment to Mineral Right Option Agreement, dated June 25, 2010 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 29, 2010, and incorporated herein by reference)

10.6
Consulting Agreement, dated as of August 25, 2010, between the Company and The Langford Group, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2010, and incorporated herein by reference)

10.7	2007 Stock Incentive Plan. (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2007, and incorporated herein by reference)

10.8
Settlement and Mutual Release Agreement, dated as of September 21, 2011, between the Company and Temasek Investments Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2011, and incorporated herein by reference)

Exhibit Number	Description

10.9
Securities Purchase Agreement, dated November 23, 2011, between the Company and Asher Enterprises, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 7, 2011, and incorporated herein by reference)

10.10
Assignment and Assumption Agreement, dated December 6, 2011, by and among the Company, Castle Creek Silver Inc. and Robert Ebisch (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2011, and incorporated herein by reference)

10.11
Purchase and Sale Agreement, dated December 16, 2011, by and among the Company and Boulder Hill Mines Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2011, and incorporated herein by reference)

10.12
Assignment and Assumption Agreement, dated December 16, 2011, by and among the Company, Boulder Hill Mines Inc. and Jim Ebisch (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 7, 2011, and incorporated herein by reference)

10.13
Securities Purchase Agreement, dated March 16, 2012, between the Company and Asher Enterprises, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2012, and incorporated herein by reference)

14.1	Code of Ethics and Code of Conduct. (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2005, and incorporated herein by reference)

31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Z Trim Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.