Form 10-Q
period 2012-03-31
FIRST COLOMBIA GOLD CORP.
filed 2012-05-21
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51203

First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Carrera 49, No 51-11, Suite 402, Copacabana, Antioquia, Colombia
(Address of principal executive offices)

888-224-6561
(Registrant’s telephone number, including area code)

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2012
Common Stock, $0.00001 par value	41,503,585

PART I - FINANCIAL INFORMATION

Item 1.     Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2012 are as follows:

F-1	Unaudited Interim Consolidated Balance Sheet as of March 31, 2012.

F-2	Unaudited Interim Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and from inception on September 5, 1997 to March 31, 2012.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011and from inception on September 5, 1997 to March 31, 2012.

F-4	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 March 2012	As at 31 December 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	10,332	2,194

Mineral property interests (Note 3)	65,500	65,500

Property and equipment (Note 4)	7,492	8,391

	83,324	76,085

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	396,853	400,797
Current portion of convertible promissory notes (Note 6)	36,362	13,422

	433,215	414,219

Stockholders’ deficiency
Common stock (Note 8)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
31 March 2012 – 41,503,585 common shares, par value $0.00001
31 December 2011 – 41,503,585 common shares, par value $0.00001	415	415
Additional paid in capital	18,466,409	18,439,254
Deficit, accumulated during the exploration stage	(18,816,715)	(18,777,803)

	(349,891)	(338,134)

	83,324	76,085

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Events (Note 15)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2012	For the three month period ended 31 March 2012	For the three month period ended 31 March 2011
	$	$	$
Expenses
Amortization – property and equipment (Note 4)	42,117	899	900
Amortization – website development cost	40,001	-	-
Bank charges and interest (Note 6)	1,573,855	12,807	313,354
Consulting and management fees (Note 7)	5,297,932	9,000	39,000
Foreign exchange loss	19,657	-	794
Investor communication and promotion	632,571	-	-
Office and administrative	109,681	4	-
Professional fees (Note 7)	816,454	2,161	9,935
Rent	56,716	300	-
Stock-based compensation (Note 8)	22,399	-	-
Telephone	54,659	-	-
Transfer agent and filing fees	75,574	5,991	657
Travel and accommodation	377,754	-	-
Website maintenance	86,000	-	-
Mineral property exploration expenditures (Note 3)	5,061,935	7,750	-

Net operating loss before other items	(14,267,305)	(38,912)	(364,640)

Other items
Forgiveness of debt	39,000	-	-
Gain on sale of oil and gas property	10,745	-	-
Interest income	102,561	-	-
Recovery of expenses	4,982	-	-
Write-down of mineral property interests (Note 3)	(5,000,000)	-
Write-down of incorporation cost	(12,500)	-	-
Write-down of assets	(14,111)	-	-

Net operating loss before income taxes	(19,136,628)	(38,912)	(364,640)

Future income tax recovery (Note 10)	2,319,871	-	-

Net operating loss from continuing operations	(16,816,757)	(38,912)	(364,640)

Discontinued operations of Beardmore Holdings, Inc. (Note 13)	(1,999,958)	-	-

Net operating loss and comprehensive loss for the period	(18,816,715)	(38,912)	(364,640)

Loss per common share - Basic and diluted
Continuing operations		(0.00)	(0.01)
Loss and comprehensive loss		(0.00)	(0.01)

Weighted average number of common shares – Basic and diluted		41,503,585	38,626,536

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2012	For the three month period ended 31 March 2012	For the three month period ended 31 March 2011
	$	$	$
Cash flows used in operating activities
Loss from continuing operations	(16,816,757)	(38,912)	(364,640)
Adjustments:
Amortization	82,118	899	900
Accrued interest	1,558,576	12,595	312,822
Consulting fees	40,200	-	-
Forgiveness of debt	(24,000)	-	-
Future income tax recovery	(2,319,871)	-	-
Gain on sale of oil and gas property	(10,745)	-	-
Mineral property acquisition	1,816,000	-	-
Stock-based compensation	3,609,399	-	-
Write-down of mineral property interests	5,000,000	-	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	345,499	(3,944)	(27,298)
Due to related parties	51,274	-	285

Net cash used in continuing operating activities	(6,668,307)	(29,362)	(77,931)

Net cash used in discontinued operations	(186,440)	-	-

Cash flows from financing activities
Cost of repurchase of common stock	(1,000)	-	-
Convertible loan	75,000	37,500	-
Warrants exercised	100,000	-	100,000
Issuance of common stock, net of share issue costs	8,311,915	-	-

Net cash from continuing financing activities	8,485,915	37,500	100,000

Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-
Oil and gas property acquisitions	(2,846)	-	-
Oil and gas exploration	(22,609)	-	-
Mineral property acquisition	(48,609)	-	-
Purchase of equipment	(53,550)	-	-
Website development cost	(40,000)	-	-

Net cash used in continuing investing activities	(121,414)	-	-

Net cash used in discontinued operations	(1,499,422)	-	-

Increase in cash and cash equivalents	10,332	8,138	22,069

Cash and cash equivalents, beginning of period	-	2,194	70,019

Cash and cash equivalents, end of period	10,332	10,332	92,088

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

On 22 May 2008, the Company changed its name to “Amazon Goldsands Ltd.” and on 18 September 2008, the Company entered into a Mineral Rights Option Agreement and concurrently re-focused on the acquisition of, exploration for and development of mineral properties located in Peru. On 29 November 2010, the Company changed its name to “First Colombia Gold Corp.”. The Company changed its name pursuant to a parent/subsidiary merger between the Company (as Amazon Goldsands Ltd.) and its wholly-owned non-operating subsidiary, First Colombia Gold Corp., which was established for the purpose of giving effect to this name change. In 2011 the Company expanded geographic focus to include North America, acquiring two mineral property interests while terminating its agreements related to the mineral property located in Peru in September 2011.

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business. Its planned principle operations have not commenced and no revenue has been derived during the organization period.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, since its date of acquisition on 27 November 2006 and the results of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the laws of Panama, to the date of disposal on 21 September 2011 (Note 13).

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 31 March 2012 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $38,912 for the three month period ended 31 March 2012 (31 March 2011 - $364,640) and has a working capital deficit of $422,883 as at 31 March 2012 (31 December 2011 - $412,025).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 March 2012, the Company had cash and cash equivalents in the amount of $10,332 (31 December 2011 - $2,194).

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
31 March 2012

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
31 March 2012

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

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.   Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 March 2012, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
31 March 2012

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  As at 31 March 2012, the Company did not have any asset retirement obligations.

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
31 March 2012

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

Changes in Accounting Policies

Effective 1 January 2012, the Company adopted Accounting Standard Update (“ASU”) 2011-12, “Comprehensive Income”, which amends certain pending paragraphs in ASU No. 2011-05, “Presentation of Comprehensive Income”, to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.  As ASU No. 2011-12 relates only to the presentation of comprehensive income, the adoption of this ASU did not have a material effect on the Company’s interim consolidated financial statements.

Effective 1 January 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income”, which presents an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.   As ASU No. 2011-05 relates only to the presentation of comprehensive income, the adoption of this ASU did not have a material effect on the Company’s interim consolidated financial statements.

Effective 1 January 2012, the Company adopted ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.   The adoption of this ASU did not have a material effect on the Company’s interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

Recent Accounting Pronouncements

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

The Company exercised the initial 25% option to acquire a 25% interest in the Mineral Rights by paying $250,000, issuing 2,500,000 common shares of the Company (Notes 8, 12 and 13) and paying an additional $250,000 to Temasek.

The Company entered into an amending agreement dated 12 May 2009 with Temasek related to the Temasek Properties, further amended pursuant to an agreement dated 3 February 2010 (the “Second Amending Temasek Agreement”).  The Company exercised the second 25% option resulting in the acquisition of a 50% interest in the Mineral Rights by exercising and completing the initial 25% option, issuing 3,500,000 additional common shares of the Company (Notes 8, 12 and 13) and paying an additional $750,000 to Temasek.

The Company entered into an amending agreement dated 25 June 2010 (the “Amendment Effective Date”) with Temasek related to the Temasek Properties (the “Third Amending Temasek Agreement”), whereby the Company now could exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions within ten business days from the Amendment Effective Date:

•	Exercise and complete the initial and second 25% options (completed);

•	Issue 11,000,000 additional common shares of the Company to Temasek (5,000,000 common shares issued on 9 March 2010) (Notes 8 and 12);

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

By execution of the Settlement Agreement, the Company no longer has any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru; and, as a result, deconsolidated mineral property interests in the amount of $6,981,553 during the year ended 31 December 2011 related to Rio Santiago (Note 13).

During the year ended 31 December 2011, the Company incurred $50,700 in exploration expenditures related to the Temasek Properties, which are included in discontinued operations for the year ended 31 December 2011 (Note 13).  During the year ended 31 December 2011, the Company also recorded a write down of mineral property interests of $5,000,000.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

Under the terms of the letter of intent with Sapo, the Company would be required to pay $500,000 to Sapo, issue 1,000,000 common shares of the Company to Sapo and issue an unsecured promissory note to Sapo in the amount of $500,000 with a term of one year and interest rate of 12% per annum.

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

Boulder Hill Claims

On 16 December 2011, the Company entered into a Purchase and Sale Agreement (the “BHM Purchase”) with Boulder Hill Mines, Inc., an Idaho corporation (“Boulder Hill”), to purchase from Boulder Hill three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”) by making the following considerations to Boulder Hill (Note 9):

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Notes 8 and 12);

•	Pay $25,000 in cash by 16 December 2012; and

•	Pay $25,000 in cash by 16 December 2013.

Boulder Hill Project

On 30 September 2011, the Company entered into a non-binding letter of intent (“LOI”) with Boulder Hill to acquire by way of an assignment from Boulder Hill all of its rights, responsibilities and obligations under a state mineral lease and agreement (the “Option Agreement”) dated 15 July 2008 by and among Boulder Hill, James Ebisch (“James”) and Ryan Riech (“Riech”).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

James and Riech, under the terms of the Option Agreement, hold the mining and mineral rights to a certain Montana State Metallferrous Gold Lease entered into with the State of Montana (the “Montana Gold Lease”) under which Boulder Hill was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on a property situated in Lincoln County, Montana (the “Property”). The Montana Gold Lease is for a 10 year term and is subject to the 5% net smelter return (“NSR”) due to the State of Montana. The Option Agreement was amended on 1 August 2011 to reflect James as the sole owner of the Montana Gold Lease.

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

The BHM Assignment required the Company to make the following considerations to Boulder Hill (Note 9):

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Notes 8 and 12);

•	Pay $25,000 in cash by 16 December 2012; and

•	Pay $25,000 in cash by 16 December 2013.

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

The Option Agreement provides that the cash payments payable to James shall be made according to the following schedule (Note 9):

•	$20,000 on or before 14 October 2012 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012) (Notes 12 and 15);

•	$15,000 on or before 15 July 2013 plus 5% of any JVBP;

•	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

•	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

•	On or before 16 December 2012, incur not less than an aggregate of $49,000 in exploration expenditures ($2,583 incurred) (Notes 5 and 12); and

•	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

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

The Company agreed to make the following considerations to Castle Creek (Note 9):

•	Issue 1,000,000 restricted shares of the Company’s common stock by 12 December 2011 (issued on 7 December 2011 and valued at $30,000) (Notes 8 and 12);

•	Pay $50,000 by 7 December 2012; and

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
31 March 2012

The Purchase Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Purchase Agreement provide that the Company will have exercised the option to acquire an undivided 100% of Robert’s right, title and interest in and to the Property after incurring an aggregate of $210,000 in exploration expenditures, paying Robert an aggregate of $80,000 plus 5% of any JVBP.

The Purchase Agreement provides that the cash payments payable to Robert shall be made according to the following schedule (Note 9):

•	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid on 31 January 2012) (Notes 12 and 15);

•	$2,500 on or before 15 September 2012 plus 5% of any JVBP;

•	$5,000 on or before 15 September 2013 plus 5% of any JVBP;

•	$10,000 on or before 15 September 2014 plus 5% of any JVBP;

•	$15,000 on or before 15 September 2015 plus 5% of any JVBP;

•	$20,000 on or before 15 September 2016 plus 5% of any JVBP; and

•	$25,000 on or before 15 September 2017 plus 5% of any JVBP.

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

•	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures ($5,167 incurred) (Notes 5 and 12);

•	On or before 15 September 2012, incur not less than an aggregate of $20,000 in exploration expenditures;

•	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

•	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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
31 March 2012

•
Incur a minimum of $100,000 of annual exploration expenditures on the Property on or before 15 September each and every year after 15 September 2015, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

4.    Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	31 March 2012	31 December 2011 (Audited)
	$	$	$	$

Furniture, computer and office equipment	47,433	39,941	7,942	8,391

During the year ended 31 March 2012, total additions to property and equipment were $Nil (31 March 2011 - $Nil).

5.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 31 March 2012 is an amount due to a former officer of the Company of $4,626 (31 December 2011 – $5,031). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 March 2012 is an amount due to a director of the Company of $254 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 March 2012 is an amount due to an officer of the Company of $500 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 March 2012 are mineral property acquisition costs of $2,583 (31 December 2011 – $3,000) related to the Boulder Hill Project (Notes 3 and 12).

Included in accounts payable and accrued liabilities as at 31 March 2012 are exploration expenditures of $5,167 (31 December 2011 – $2,500) related to the South Idaho Silver Project (Notes 3 and 12).

During the year ended 31 December 2011, the Company deconsolidated accounts payable of $49,141 related to Rio Santiago (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $250,000 Convertible Note was cancelled (Notes 3 and 13).  During the three month period ended 31 March 2012, the Company accrued interest expense of $Nil (31 March 2011 - $46,767), of which $Nil relates to the amortization of debt discount (31 March 2011 - $39,452) (Note 12).

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

On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $3,250,000 Convertible Note was cancelled (Notes 3 and 13).  During the three month period ended 31 March 2012, the Company accrued interest expense of $Nil (31 March 2011 - $266,055), of which $Nil relates to the amortization of debt discount (31 March 2011 - $170,959) (Note 12).

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
31 March 2012

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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  During the three month period ended 31 March 2012, the Company accrued interest expense of $10,866 (31 March 2011 - $Nil), of which $9,729 relates to the amortization of debt discount (31 March 2011 - $Nil) (Note 12).

d.
On 16 March 2012,  the Company issued a convertible note to Asher in the amount of $37,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 20 December 2012 (the “Asher Note #2”). Any amount of principal or interest amount not paid on 20 December 2012 (the “Default Amount #2”) shall bear interest of 22% per annum commencing on 2012 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 20 December 2012 or the date of the Default Amount #2 is paid, at a conversion price equal to 58% of the market price for the common shares during the 10 trading days prior to the conversion.

The Asher Note #2 contains a provision limiting the number of shares of common stock into which the Asher Note #2 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #2 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #2 anytime from the date of the Asher Note #2 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #2 based on the date of prepayment.

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  During the three month period ended 31 March 2012, the Company accrued interest expense of $1,729 (31 March 2011 - $Nil), of which $1,557 relates to the amortization of debt discount (31 March 2011 - $Nil) (Note 12).

	31 March 2012	31 December 2011 (Audited)
	$	$

Asher Note	24,288	-
Asher Note #2	12,074	13,422

	36,362	13,422

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

7.    Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 31 March 2012 is an amount due to a former officer of the Company of $4,626 (31 December 2011 – $5,031). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 31 March 2012 is an amount due to a director of the Company of $254 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 31 March 2012 is an amount due to an officer of the Company of $500 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

During the three month period ended 31 March 2012, the Company paid or accrued $500 (31 March 2011 – $Nil) for consulting fees to an officer of the Company.

During the three month period ended 31 March 2012, the Company paid or accrued $254 (31 March 2011 – $Nil) for consulting fees to a director of the Company.

During the three month period ended 31 March 2012, the Company paid or accrued $Nil (31 March 2011 - $9,000) for consulting fees to a director of the Company.

During the three month period ended 31 March 2012, the Company paid or accrued $Nil (31 March 2011 - $7,500) for accounting and financial fees to a former officer of the Company.

During the three month period ended 31 March 2012, the Company paid or accrued $Nil (31 March 2011 - $7,500) for consulting fees to a former officer and director of the Company.

During the year ended 31 December 2011, the Company deconsolidated amounts due to related parties of $158,538 related to Rio Santiago (Note 13).

8.  Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 common shares with par value of $0.00001
•	200,000,000 blank check preferred shares with par value of $0.001

Issued and outstanding

As at 31 March 2012, the total issued and outstanding capital stock is 41,503,585 common shares with a par value of $0.00001 per share.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

On 16 December 2011, the Company issued a total of 1,000,000 common shares valued at $30,000 as consideration to Boulder Hill pursuant to the BHM Purchase and BHM Assignment (Notes 3 and 12).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

On 7 December 2011, the Company issued 1,000,000 common shares valued at $30,000 as consideration to Castle Creek pursuant to the CCS Assignment (Notes 3 and 12).  The fair value is equal to the market price of the Company’s stock on the date of the transaction.

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

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the year ended 31 December 2011, 1,000,000 of the related share purchase warrants in this series were exercised.  As at 31 March 2012, none of the related share purchase warrants in this series remain outstanding.

On 9 March 2010, the Company issued 5,000,000 common shares valued at $1,250,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 3 and 12). The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Notes 3, 12 and 13). The fair value is equal to the market price of the Company’s stock on the date of the transaction.

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

During the year ended 31 December 2008, the Company issued 2,500,000 common shares valued at $625,000 ($0.25 per common share) pursuant to the Temasek Agreement (Notes 3, 12 and 13). The fair value is equal to the market price of the Company’s stock on the date of the transaction.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

Stock options

The following stock options are outstanding as at 31 March 2012 (31 December 2011 – 400,000):

	Number of options	Exercise price	Remaining life (years)
		$

Options	75,000	0.07	0.66
Options	250,000	0.07	1.70
Options	75,000	0.15	9.59

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

The Company had no stock option activities during the three month periods ended 31 March 2012 and 2011.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

Warrants

As at 31 March 2012, there were Nil (31 December 2011 - Nil) share purchase warrants outstanding.

The following is a summary of warrant activities during the three month periods ended 31 March 2012 and 2011:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2012	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 March 2012	-	-

Weighted average fair value of warrants granted during the period		-

Outstanding and exercisable at 1 January 2011	17,100,000	0.10

Granted	-	-
Exercised	(1,000,000)	0.10
Expired	(16,100,000)	0.10

Outstanding and exercisable at 31 March 2011	-	-

Weighted average fair value of warrants granted during the period		-

9.    Commitments and Contingencies

a.	The Company is committed to making various cash payments and incurring exploration expenditures related to the Boulder Hill Claims, Boulder Hill Project and South Idaho Silver Project (Note 3).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

c.
On 1 April 2011, the Company entered into a twelve-month contract, commencing 1 April 2011 and expiring 31 March 2012, with a third party to provide exploration services at cost plus 10%, project supervision services for a monthly fee of $5,000 and project administration services for a monthly fee of $17,500.

d.
During the year ended 31 December 2010, the Company entered into a three-month contract, commencing 24 July 2010, with a former officer to provide financial and administrative services for a monthly payment of $2,500.  Effective 20 October 2010, the contract for financial and administrative services was extended for an indefinite period.  During the three month period ended 31 March 2012, the former officer and the Company mutually agreed to terminate the contract.

10.  Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America. Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland. During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. During the year ended 31 December 2011, the Company re-focused its activities to Colombia and the United States.  As at 31 March 2012, the Company does not have any material assets outside of the United States.

The breakdown of net loss by geographic area for the three month periods ended 31 March 2012 and 2011 is as follows:

	United States	Finland	Total
	$	$	$

2012	(38,912)	-	(38,912)
2011	(364,640)	-	(364,640)

The breakdown of assets by geographic area for the year ended 31 March 2012 is as follows:

	United States	Finland	Total
	$	$	$

Current assets	10,332	-	10,332
Equipment	7,492	-	7,492
Mineral property interests	65,500	-	65,500

	83,324	-	83,324

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

The breakdown of assets by geographic area for the year ended 31 December 2011 is as follows:

	United States	Finland	Total
	$	$	$

Current assets	2,194	-	2,194
Equipment	8,391	-	8,391
Mineral property interests	65,500	-	65,500

	76,085	-	76,085

11.  Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2012. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2012	For the three month period ended 31 March 2011
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(13,230)	(123,946)
Less: Change in valuation allowance	13,230	123,946

Future income tax recovery	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

The tax effects of temporary differences that give rise to future income tax assets and liabilities are as follows:

	As at 31 March 2012	As at 31 December 2011 (Audited)
	$	$

Statutory federal income tax rate	30% - 34%	30% - 34%

Non-capital loss carryforwards	5,270,824	5,257,594
Less: Valuation allowance	(5,270,824)	(5,257,594)

Future tax assets (liabilities)	-	-

The Company has net operating losses for United States tax purposes of approximately $15,571,576 available to offset against taxable income in future years, which, if unutilized, will expire up to 2032.  Additionally, the Company has net operating losses for Finland tax purposes of approximately $188,363, available to offset against taxable income in future years, which, if unutilized, will expire up to 2022.

12.  Supplemental Disclosures with Respect to Cash Flows

Included in accounts payable and accrued liabilities as at 31 March 2012 are mineral property acquisition costs of $7,750 (31 December 2011 – $5,500) related to the Boulder Hill Project and the South Idaho Silver Project (Notes 3 and 5).

During the three month period ended 31 March 2012, the Company accrued a total interest expense of $12,595 (31 March 2011 – $312,822) related to the convertible debentures, of which $11,286 relates to the amortization of debt discount (31 March 2011 – $210,411) (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

	For the period from the date of inception on 5 September 1997 to 31 March 2012	For the three month period ended 31 March 2012	For the three month period ended 31 March 2011
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Foreign exchange loss	21,787	-	794
Income taxes paid	-	-	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.03 per share)	60,000	-	-

13.  Investment in Beardmore Holdings, Inc.

Acquisition of Interest in Beardmore

In January 2009, the Company acquired a 25% interest in Beardmore.  Beardmore is the registered owner of 999 shares of the 1,000 shares of Rio Santiago that are issued and outstanding.  Rio Santiago is the beneficial owner of 100% interest in certain mineral rights in Peru.  The aggregate purchase price was $1,125,000, in which the Company paid $500,000 in cash and issued 2,500,000 common shares valued at $625,000 (Notes 3, 8 and 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

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

During the year ended 31 December 2010, the Company acquired an additional 25% interest in Beardmore from the non-controlling interest.  The aggregate purchase price was $1,135,000 paid by $750,000 in cash (paid on 22 March 2010) and 3,500,000 common shares of the Company valued at $385,000 (issued on 23 June 2009) (Notes 3, 8 and 12).  This resulted in a net decrease in non-controlling interest of $1,125,000.

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
31 March 2012

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

As at 31 March 2012, the carrying amounts of cash and cash equivalents, accounts payable and current portion of convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

As at 31 March 2012, the carrying amount of long-term debt and other financing was $Nil (31 December 2011 - $Nil).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2012

The fair value of the beneficial conversion feature was estimated at $54,310 (31 December 2011 - $27,155), and was recorded as a component of equity, of which $54,310 (31 December 2011 - $27,155) would be a Level 1 fair value and $Nil (31 December 2011 - $Nil) would be a Level 2 fair value.

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

15.  Subsequent Events

There were no subsequent events from the date of the three month period ended 31 March 2012 to the date the interim consolidated financial statements were available to be issued on 15 May 2012.

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
●
risk that we are not able  to meet the requirements of  agreements under which we acquired our options to acquire mineral property interests, including any cash payments to the option or any exploration obligations that we have regarding these properties, which could result in the loss of our right to exercise these options to acquire certain mining and mineral rights underlying these properties;

●	the risk that we will be unable to pay our debt obligations as they become due or comply with the covenants contained in agreements with debt holders;
●
risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned exploration work and be forced to cease our exploration and development program;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in the United States;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
●	risks related to tax assessments;
●	political and regulatory risks associated with mining development and exploration; and
●	other risks and uncertainties related to our prospects, properties and business strategy.

The foregoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “ the Company”, and “First Colombia” mean First Colombia Gold Corp. and our subsidiaries unless otherwise indicated.

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

In 2011 we reviewed potential properties for acquisition in Colombia, and expanded our focus to North America which resulted in our acquiring certain mineral property interests in Montana and Idaho.

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

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the “Effective Date”), we entered into a Assignment and Assumption Agreement (“Assignment Agreement”) with Castle Creek Silver Inc. (“Castle Creek”), an Idaho corporation, and Robert Ebisch (“Ebisch”). Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the “Option Agreement”), for Castle Creek’s option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #’s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho, (hereinafter together with any form of successor or substitute mineral tenure called the “South Idaho Silver Project”). Pursuant to the terms of the Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Option Agreement. As consideration for the Assignment Agreement, we issued Castle Creek 1,000,000 restricted shares of our common stock and are obligated to pay Castle Creek $50,000 in cash within twelve (12) months of the Effective Date, which is December 7, 2012, and Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Silver Project. At any time from the Effective Date, we have the right to acquire the 1% NSR payable to Castle Creek for $250,000.

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

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP; this payment has been made.
•	$2,500 on or before September 15, 2012 plus five per cent (5%) of any JV&BP;
•	$5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP;
•	$10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;
•	$15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and
•	$25,000 on or before September 15, 2017 plus five per cent (5%) of any JV&BP.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Silver project shall be incurred as follows:

•	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures; these expenditures have been made.
•	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures;
•	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and
•	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments, exploration expenditures and filing fees, we will be responsible for the following, in order to maintain our interest in the South Idaho Silver Project:

•
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

Property Description and Location

The general location of the South Idaho Silver Project is identified on the map below:

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

Accessibility

The South Idaho Silver Project is readily accessible from Nampa, Idaho, which lies on Federal Interstate Highway 84. Nampa is the nearest large town that has services necessary for mineral exploration and mining. From Nampa, paved State Highway 78 is followed about 70 km to the south to the Oreana turnoff. From there, about 5 km of paved road and 10 km of dirt road lead to the property. Unimproved tracks provide access to the claim group. Road access to the south side of the South Idaho Silver Project is limited. Mechanized work there may require construction of a temporary creek crossing, although one unimproved road crosses the South Idaho Silver Project at a ford.

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

Metallurgical

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

Exploration Plan

Our primary exploration plan in this under-explored area is to discover and focus on areas of known Au/Ag breccias mineralization; emphasizing exploration near the approximate intersection of northerly and easterly-trending topographic linears.

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

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of any planned exploration program is dependent on our ability to secure sufficient financing. We can provide no assurance that we will secure sufficient financing. In the absence of such financing, we will not be able to pursue our planned exploration program and may not be able to maintain the option to acquire the South Idaho Silver Project or underlying mining claims in good standing. If we do not fulfill the terms of the Assignment Agreement or Option Agreement, then our ability to commence or continue operations could be materially limited. We also may be forced to abandon the South Idaho Silver Project. If we are unable to raise additional capital within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. We may consider entering into a joint venture arrangement to provide the required funding to explore the South Idaho Silver Project. We have not undertaken efforts to locate a joint venture participant and there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the South Idaho Silver Project. If we were to enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in South Idaho Silver Project to the joint venture participant. We have begun the process of reviewing the data base of information we have acquired on the project, and a preliminary review of requirements to begin implementation of the proposed exploration plan. Company personnel are reviewing requirements for the Plan of Operation (POS) than wil need to be filed prior to certain exploration activities.

Boulder Hill Project

Purchase and Sale Agreement of Unpatented Mining Claims

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Boulder Hill Mines Inc., an Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Claims”). As consideration for the Claims, we issued Boulder Hill 500,000 restricted shares of our common stock, are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013. Boulder Hill sold, transferred and conveyed the Claims to us by executing and delivering quitclaim deeds to us.

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

The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$20,000 on or before October 14, 2012 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”), of which an initial payment of $3,000 has been made.
•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and
•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.
The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the property underlying the Montana Gold Lease shall be incurred as follows:

•	on or before December 16, 2012, incur not less than an aggregate of $49,000 in exploration expenditures; and
•	on or before December 13, 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

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

Location  The general location of the Boulder Hill is  on the map below:

The Boulder Hill Project consists of approximately 60 acres comprised of three unpatented mining claims (the “Claims”) and an option to acquire certain rights under a contiguous lease with the State of Montana (Montana State Metaliferrous Gold Lease M-1974-06, the “Montana Gold Lease”) of approximately 114 acres located in Lincoln County, Montana. The property underlying the Claims and Montana Gold Lease lie in Township 29 North, Range 27 West, Montana Principal Meridian.

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

Boulder Hill Project Geology

Structurally the Boulder Hill Project is on the downthrown side of the Wolf Creek fault, and the project is considered by us as a stratiform sulfide target within the Middle Prichard Formation in Lincoln County, Montana.

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

Project Infrastructure, Access and Power

The Boulder Hill Project is located in an area of low-lying hills, away from residential areas. A paved road, a power line, and a railway line passes within one mile of the subject area. An improved gravel road passes by northwestern portion of the property. Skid trails lead to the area where the gold mineralization was found during the 1995 exploration and a subsequent follow-up site visit in 2008 by Mr. Ebisch. There are no accessible tunnels or shafts on the subject area. The source of water for proposed drilling is currently uncertain, which may require initial hauling of water for drilling purposes.

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

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program. We have postponed the commencement of  exploration drilling and development program until such time that we are able to secure sufficient financing. We can provide no assurance that we will be successful in securing sufficient financing. Provided we are able to secure sufficient financing, we anticipate that we will incur the following costs for the next twelve months:

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

The company is reviewing the initial project information to update for implementation by reviewing estimates and determining scheduling requirements for staff, and subject to financing, and weather to date has precluded ability to schedule planned personnel for initial stages described above The company is reviewing its data base of information on the project to determine the proper timing ,vendor selection and consideration of adjacent ground that may be acquired to enhance territory that can be explored as part of the project, and determining outside geological assistance that may be required. Review of permitting and bonding requirements has begun but has not been completed as of March 31, 2012.

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

Other Geographic Locations

We are also considering further geographic locations for exploration projects including Mexico and Europe. This activity consists primarily of reviewing historical data to determine potential areas of interest, to be followed by a determination for requirements and potential for acquiring mineral property interest.  We have  not identified to date any particular properties that it may be interested in acquiring, but due to the experience of management in certain areas it is considering Zacatecas, Mexico and the Balkans as territories of current and future interest. These activities may not lead to future acquisitions absent future financing under terms deemed acceptable to , if any such financing is available, and determining properties that management believes are properties of merit to add to our portfolio of mineral interests.

Glossary of Mining terms

Please find attached certain mining terms that may not be familiar.

Glossary of Certain Mining Terms

Andesite	A gray, fine-grained volcanic rock, chiefly plagioclase and feldspar
Argentite	A valuable silver ore, Ag2S, with a lead-gray color and metallic luster that is often tarnished a dull black
Arsenic	A very poisonous metallic element that has three allotropic forms
Arsenopyrite	A silvery-gray mineral consisting of an arsenide and sulfide of iron
Basalt	An extrusive volcanic rock composed primarily of plagioclase, pyroxene and some olivine
brecciated tuffs	Rocks in which angular fragments are surrounded by a mass of fine grained minerals
Chalcopyrite	A sulphide mineral of copper and iron the most important ore mineral of copper
Cretaceous	Geologic period and system from circa 145.5 ± 4 to 65.5 ± 0.3 million years ago
Diorite	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene
Electrum	An alloy of silver and gold
Eocene	the second epoch of the Tertiary Period
Epithermal	Pertaining to mineral veins and ore deposits formed from warm waters at shallow depth
Fault	A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other.
Galena	Lead sulphide, the most common ore mineral of lead
Granodiorite	a phaneritic igneous rock with greater than 20% quartz
Hornfels	A fine-grained metamorphic rock composed of quartz, feldspar, mica, and other minerals
Humus	organic component of soil, formed by the decomposition of leaves and other plant material by soil microorganisms
Igneous	Formed by the solidification
kaolin-chlorite	A fine soft white clay, used for making porcelain and china, as a filler in paper and textiles, and in medicinal absorbents
metamorphism	The process by which the form and structure of rocks is changed by heat and pressure
Miocene	the fourth epoch of the Tertiary period.
montmorillonite	An aluminum-rich clay mineral of the smectite group, containing sodium and magnesium
paragenesis	A set of minerals that were formed together, esp. in a rock, or with a specified mineral
Piedrancha	A faultline in Colombia
polybasite
Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination
sericite	a fine grained mica, either muscovite, illite, or paragonite
shale	Sedimentary rock formed by the consolidation of mud or silt
sphalerite	A zinc sulphide metal; the most common ore mineral of zinc
Tertiary	Stones deposited during the Tertiary period lasting from about 65 million to 1.6 million years ago
zinc	a silvery-white metal that is a constituent of brass and is used for coating (galvanizing)

Mine safety issues :  As we have no operating mines or mines under development at present we have no disclosures related to mine safety issues.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues

We have not generated any revenues from our operations since our inception.

Operating Expenses

We reported operating expenses in the amount of $38,912 for the three months ended March 31, 2012, compared to operating expenses of $364,640 for the three months ended March 31, 2011. The decrease in operating expenses for the three months ended March 31,  2012, as compared to the three months ended March 31,  2011, was primarily a result of an decrease in bank and interest charges.

We incurred bank charges and interest of $12,807, for the three months ended March 31, 2012, as compared to $313,354 for the three months ended March 31, 2011. The decrease in bank charges and interest is attributable to reduced  interest resulting from the cancellation of convertible promissory notes that were issued in June 2010 as part of the our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, which indirectly held the mining rights to properties in Peru.

Our expenditures were also lower as a result of reduced consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $9,000, for the three months ended March 31, 2012, as compared to $39,000 for the three months ended March 31, 2011. The decrease in consulting and management fees is attributable to the decrease in exploration activities in Peru and consulting services required to support these activities, and more work done in-house. This also resulted in a decrease in expense for administrative and management services during the period.

We incurred professional fees of $2,161, for the three months ended March 31, 2012, compared to $9,935 for the three months ended March 31, 2011. The decrease in professional fees is attributable to lower accounting, financial reporting and legal services expense for the period.

Other Items

We reported no other items for the three months ended March 31, 2012 and March 31, 2011 respectively.

Net (Income) Loss

As a result of the above, for the three months ended March 31, 2012 we reported a net loss of $38,912. For the three months ended March 31, 2011, we reported a net operating loss before incomes taxes of $364,640 .

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $10,332, compared to $2,194  at December 31, 2011, and a working capital deficit of $422,483, compared to a working capital deficit of $412,025 at December 31, 2011.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests proposed plan of exploration anticipates that we will incur aggregate exploration related expenditures of $260,000 over the next twelve months; minimum ayments would amount to $125,000  in the next twelve months on exploration related expenses, with a total of $664,000 in exploration planned for the next twenty four months.,subject to available funding.

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

Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months, which would include being able to sustain any exploration activity. We believe that debt financing will not be an alternative for funding additional phases of exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our complete exploration  programs or any acquisition of additional property interests. Any issuance of common stock would dilute the interests of our existing stockholders.  In the absence of such financing, we will not be able to pursue our exploration program and may not be able to maintain our mineral property interests in good standing.  If we do not fulfill the terms of any of our option agreements according to our business plan, then our ability to commence or continue operations could be materially limited.  We also may be forced to abandon our mineral property interests.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Cash Used in Operating Activities

Operating activities in the three months ended March 31, 2012 and 2011 used cash of $29,362  and $77,931, respectively, which reflect our recurring operating losses. Our net loss reported for three months ended March 31, 2012 was the primary reason for our negative operating cash flows. Our reporting negative operating cash flows for the three months ended March 31, 2012 was partially offset by accrued interest of $12,595 for the reporting period.

Cash Used in Investing Activities

For the three months ended March 31, 2012, we used $0 in investing activities, as compared to $0 used in investing activities during the three months ended March 31, 2011.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock. Net cash flows provided by financing activities for the three months ended March 31, 2012 was $37,500, which consisted  of proceeds of convertible notes issued to Asher Enterprises, Inc. Net cash flows provided by financing activities for the three months ended March 31, 2011 was $100,000, which consisted entirely of proceeds from the issuance of common stock from warrant exercises.

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

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our acquisition of the Boulder Hill Project and the South Idaho Silver Project are described above in Part II of this Quarterly Report on Form 10-K. These expenditures of property payments and exploration are required to maintain our mineral property interests.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to March 31, 2012 of $18,816,715  and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our interim consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2011. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, where management identified material weaknesses  that were based on the size of our company and the fact that we have only one financial expert on our management team, no audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”.  We are in the process of considering changes to remediate these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

First Colombia Gold Corp.

Date: May 21, 2012	By: /s/ Piero Sutti-Keyser Piero Sutti-Keyser Title : Chief Executive Officer

Date: May 21, 2012	By: /s/ Gilberto Zapata Gilberto Zapata Title: Chief Financial Officer

FIRST COLOMBIA GOLD CORP.
(the “Registrant”)
(Commission File No. 000-51203)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2012

Exhibit Number	Description

4.1
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

31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from First Colombia Gold Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.*

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