Form 10-Q
period 2012-06-30
FIRST COLOMBIA GOLD CORP.
filed 2012-08-13
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30,2012
Common Stock, $0.00001 par value	43,503,585

PART I - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2012 are as follows:

F-1	Unaudited Interim Consolidated Balance Sheet as of June 30, 2012.

F-2	Unaudited Interim Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 and from inception on September 5, 1997 to June 30, 2012.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011and from inception on September 5, 1997 to June 30, 2012.

F-4	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 June 2012	As at 31 December 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	15,044	2,194

Mineral property interests (Note 3)	65,500	65,500

Property and equipment (Note 4)	6,593	8,391

	87,137	76,085

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	435,739	400,797
Convertible promissory notes (Note 6)	56,101	13,422

	491,840	414,219

Stockholders’ deficiency
Common stock (Note 8)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
30 June 2012 – 43,503,585 common shares, par value $0.00001
31 December 2011 – 41,503,585 common shares, par value $0.00001	435	415
Additional paid in capital	18,495,411	18,439,254
Deficit, accumulated during the exploration stage	(18,900,549)	(18,777,803)

	(404,703)	(338,134)

	87,137	76,085

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Events (Note 15)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2012	For the three month period ended 30 June 2012	For the three month period ended 30 June 2011	For the six month period ended 30 June 2012	For the six month period ended 30 June 2011
	$	$	$	$	$

Expenses
Amortization – equipment (Note 4)	43,016	899	898	1,798	1,798
Amortization – website development costs	40,001	-	-	-	-
Bank charges and interest (Note 6)	1,595,503	21,648	318,042	34,455	631,396
Consulting and management fees (Note 7)	5,307,682	9,750	100,142	18,750	139,142
Foreign exchange (gain) loss	19,657	-	(1,583)	-	(789)
Investor communication and promotion	632,571	-	-	-	-
Office and administrative	109,694	13	59	17	59
Professional fees	845,424	28,970	51,462	31,131	61,397
Rent	57,016	300	-	600	-
Stock-based compensation	22,399	-	-	-	-
Telephone	54,659	-	-	-	-
Transfer agent and filing fees	88,078	12,504	2,088	18,495	2,745
Travel and accommodation	377,754	-	-	-	-
Website maintenance	86,000	-	-	-	-
Mineral property expenditures (Note 3)	5,071,685	9,750	50,700	17,500	50,700

Net operating loss before other items	(14,351,139)	(83,834)	(521,808)	(122,746)	(886,448)

Other items
Forgiveness of debt	39,000	-	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	-	-	-
Recovery of expenses	4,982	-	-	-	-
Write-down of assets	(5,026,611)	-	-	-	-

Net operating loss before income taxes	(19,220,462)	(83,834)	(521,808)	(122,746)	(886,448)

Future income tax recovery	2,319,871	-	-	-	-

Net operating loss from continuing operations	(16,900,591)	(83,834)	(521,808)	(122,746)	(886,448)

Discontinued operations (Note 13)	(1,999,958)	-	-	-	-

Net operating loss and comprehensive loss for the period	(18,900,549)	(83,834)	(521,808)	(122,746)	(886,448)

Basic and diluted loss per common share		(0.00)	(0.01)	(0.00)	(0.02)

Weighted average number of common shares used in per share calculations		42,075,014	39,503,585	41,790,878	38,876,188

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2012	For the three month period ended 30 June 2012	For the three month period ended 30 June 2011	For the six month period ended 30 June 2012	For the six month period ended 30 June 2011
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(16,900,591)	(83,834)	(521,808)	(122,746)	(886,448)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	83,017	899	898	1,798	1,798
Accrued interest	1,579,837	21,261	316,420	33,856	629,242
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(24,000)	-	-	-	-
Future income tax recovery	(2,319,871)	-	-	-	-
Gain on sale of oil and gas property	(10,745)	-	-	-	-
Mineral property acquisition and write-down	6,816,000	-	-	-	-
Stock-based compensation	3,609,399	-	-	-	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	384,385	38,886	108,582	34,942	81,284
Due to related parties	51,274	-	50,415	-	50,700

Net cash used in continuing operating activities	(6,691,095)	(22,788)	(45,493)	(52,150)	(123,424)

Net cash used in discontinued operations	(186,440)	-	-	-	-

Cash flows from financing activities
Cost of repurchase of common stock	(1,000)	-	-	-	-
Convertible loan	102,500	27,500	-	65,000	-
Warrants exercised	100,000	-	-	-	-
Issuance of common stock, net of share issue costs	8,311,915	-	-	-	100,000

Net cash used from continuing financing activities	8,513,415	27,500	-	65,000	100,000
Cash flows used in investing activities
Oil and gas property	20,745	-	-	-	-
Mineral property exploration	(48,609)	-	-	-	-
Purchase of equipment	(53,550)	-	-	-	-
Website development cost	(40,000)	-	-	-	-

Net cash used in continuing investing activities	(121,414)	-	-	-	-

Net cash used in discontinued operations	(1,499,422)	-	-	-	-

Increase (decrease) in cash and cash equivalents	15,044	4,712	(45,493)	12,850	(23,424)

Cash and cash equivalents, beginning of period	-	10,332	92,088	2,194	70,019

Cash and cash equivalents, end of period	15,044	15,044	46,595	15,044	46,595

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

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

The Company’s interim consolidated financial statements as at 30 June 2012 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $122,746 for the six month period ended 30 June 2012 (30 June 2011 - $886,448) and has a working capital deficit of $476,796 as at 30 June 2012 (31 December 2011 - $412,025).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 June 2012, the Company had cash and cash equivalents in the amount of $15,044 (31 December 2011 - $2,194).

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
30 June 2012

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
30 June 2012

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

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2012, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 June 2012

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  As at 30 June 2012, the Company did not have any asset retirement obligations.

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
30 June 2012

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
30 June 2012

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
30 June 2012

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

The Option Agreement provides that the cash payments payable to James shall be made according to the following schedule (Note 9):

•	$20,000 on or before 14 October 2012 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012);

•	$15,000 on or before 15 July 2013 plus 5% of any JVBP;

•	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

•	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

•	On or before 16 December 2012, incur not less than an aggregate of $49,000 in exploration expenditures ($7,583 incurred) (Notes 5 and 12); and

•	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

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
30 June 2012

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

•
Castle Creek will be entitled to a 1% NSR from any ore produced from the Property. At any time from the Effective Date, the Company has the right to acquire the 1% NSR payable to Castle Creek for $250,000.

The Purchase Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Purchase Agreement provide that the Company will have exercised the option to acquire an undivided 100% of Robert’s right, title and interest in and to the Property after incurring an aggregate of $210,000 in exploration expenditures, paying Robert an aggregate of $80,000 plus 5% of any JVBP.

The Purchase Agreement provides that the cash payments payable to Robert shall be made according to the following schedule (Note 9):

•	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid on 31 January 2012);

•	$2,500 on or before 15 September 2012 plus 5% of any JVBP;

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

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

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

•	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures ($10,167 incurred) (Notes 5 and 12);

•	On or before 15 September 2012, incur not less than an aggregate of $20,000 in exploration expenditures;

•	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

•	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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
30 June 2012

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
30 June 2012

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

4.     Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	30 June 2012	31 December 2011 (Audited)
	$	$	$	$

Furniture, computer and office equipment	47,433	40,840	6,593	8,391

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

During the six month period ended 30 June 2012, total additions to property and equipment were $Nil (30 June 2011 - $Nil).

5.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 30 June 2012 is an amount due to a former officer of the Company of $4,126 (31 December 2011 – $5,031). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 30 June 2012 is an amount due to a director of the Company of $1,517 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 30 June 2012 is an amount due to an officer of the Company of $1,450 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 30 June 2012 are mineral property acquisition costs of $2,812 (31 December 2011 – $3,000) related to the Boulder Hill Project (Notes 3 and 12).

Included in accounts payable and accrued liabilities as at 30 June 2012 are exploration expenditures of $26,929 (31 December 2011 – $2,500) related to the South Idaho Silver Project (Notes 3 and 12).

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

Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into conversion units (the “Temasek Units”) at any time up to 25 September 2010 at $0.25 per Temasek Unit. Each Temasek Unit consists of one common share of the Company and one share purchase warrant. Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing six (6) months after the date of issuance until one year from the date of issuance.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $250,000 Convertible Note was cancelled (Notes 3 and 13).  During the six month period ended 30 June 2012, the Company accrued interest expense of $Nil (30 June 2011 - $92,027), of which $Nil relates to the amortization of debt discount (30 June 2011 - $77,151) (Note 12).

b.
On 25 June 2010, the Company issued the $3,250,000 Convertible Note to Temasek bearing interest at a rate of 12% per annum on any unpaid principal balance, unsecured, with interest amount payable annually and principal amount due upon maturity on 25 June 2013 (Note 3).

Temasek has the option to convert any portion of the unpaid principal and/or accrued interest into Temasek Units at any time up to 25 June 2013 at $0.25 per Temasek Unit. Each Temasek Unit consists of one common share of the Company and one share purchase warrant. Each warrant entitles Temasek to purchase an additional common share of the Company at an exercise price of $0.50 per share commencing 6 months after the date of issuance until one year from the date of issuance.

On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $3,250,000 Convertible Note was cancelled (Notes 3 and 13).  During the six month period ended 30 June 2012, the Company accrued interest expense of $Nil (30 June 2011 - $537,215), of which $Nil relates to the amortization of debt discount (30 June 2011 - $343,817) (Note 12).

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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  On 4 June 2012, the Company issued 2,000,000 restricted common shares to Asher valued at $2,600 upon conversion of Asher Note, reducing the principal amount to $34,900 (Note 8).  During the six month period ended 30 June 2012, the Company accrued interest expense of $20,132 (30 June 2011 - $Nil), of which $18,648 relates to the amortization of debt discount (30 June 2011 - $Nil) (Note 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

d.
On 16 March 2012,  the Company issued a convertible note to Asher in the amount of $37,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 20 December 2012 (the “Asher Note #2”). Any amount of principal or interest amount not paid on 20 December 2012 (the “Default Amount #2”) shall bear interest of 22% per annum commencing on 20 December 2012 to the date the amount is paid.

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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  During the six month period ended 30 June 2012, the Company accrued interest expense of $11,257 (30 June 2011 - $Nil), of which $10,377 relates to the amortization of debt discount (30 June 2011 - $Nil) (Note 12).

e.
On 6 June 2012, the Company issued a convertible note to Asher in the amount of $27,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 6 March 2013 (the “Asher Note #3”). Any amount of principal or interest amount not paid on 6 March 2013 (the “Default Amount #3”) shall bear interest of 22% per annum commencing on 6 March 2013 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 6 March 2013 or the date of the Default Amount #3 is paid, at a conversion price equal to fifty-one percent (51%) of the market price for the common shares during the 10 trading days prior to the conversion.

The Asher Note #3 contains a provision limiting the number of shares of common stock into which the Asher Note #3 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #3 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #3 anytime from the date of the Asher Note #3 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% of the outstanding principal and interest of the Asher Note #3 based on the date of prepayment.

The fair value of the beneficial conversion feature was estimated at $26,422 and was recorded as additional paid-in capital.  During the six month period ended 30 June 2012, the Company accrued interest expense of $2,467 (30 June 2011 - $Nil), of which $2,323 relates to the amortization of debt discount (30 June 2011 - $Nil) (Note 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

	30 June 2012	31 December 2011 (Audited)
	$	$

Asher Note	30,954	13,422
Asher Note #2	21,601	-
Asher Note #3	3,546	-

	56,101	13,422

7.     Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 30 June 2012 is an amount due to a former officer of the Company of $4,126 (31 December 2011 – $5,031). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 June 2012 is an amount due to a director of the Company of $1,517 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 June  2012 is an amount due to an officer of the Company of $1,450 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

During the six month period ended 30 June 2012, the Company paid or accrued $1,750 (30 June 2011 – $Nil) for consulting fees to an officer of the Company.

During the six month period ended 30 June 2012, the Company paid or accrued $1,517 (30 June 2011 – $Nil) for consulting fees to a director of the Company.

During the six month period ended 30 June 2012, the Company paid or accrued $Nil (30 June 2011 - $9,000) for consulting fees to a director of the Company.

During the six month period ended 30 June 2012, the Company paid or accrued $Nil (30 June 2011 - $22,642) for accounting and financial fees to a former officer of the Company.

During the six month period ended 30 June 2012, the Company paid or accrued $Nil (30 June 2011 - $10,000) for consulting fees to a former officer and director of the Company.

During the year ended 31 December 2011, the Company deconsolidated amounts due to related parties of $158,538 related to Rio Santiago (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

8.    Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 common shares with par value of $0.00001
•	200,000,000 blank check preferred shares with par value of $0.001

Issued and outstanding

As at 30 June 2012, the total issued and outstanding capital stock is 43,503,585 common shares with a par value of $0.00001 per share.

On 4 June 2012, the Company issued 2,000,000 restricted common shares valued at $2,600 upon conversion of Asher Note (Note 6).

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

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the year ended 31 December 2011, 1,000,000 of the related share purchase warrants in this series were exercised.  As at 30 June 2012, none of the related share purchase warrants in this series remain outstanding.

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
30 June 2012

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

Stock options

The following stock options are outstanding as at 30 June 2012 (31 December 2011 – 400,000):

	Number of options	Exercise price	Remaining life (years)
		$

Options	75,000	0.07	0.41
Options	250,000	0.07	1.45
Options	75,000	0.15	9.34

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
30 June 2012

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

During the year ended 31 December 2011 the Company granted 250,000 options at a price of $0.07 per share expiring on 10 December 2013, 75,000 options at a price of $0.07 per share expiring on 28 November 2012 and 75,000 options at a price of $0.15 per share expiring on 31 October 2021.  All of these stock options vest immediately.

The Company had no stock option activities during the six month periods ended 30 June 2012 and 2011.

Warrants

As at 30 June 2012, there were Nil (31 December 2011 - Nil) share purchase warrants outstanding.

The following is a summary of warrant activities during the six month periods ended 30 June 2012 and 2011:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2012	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 June 2012	-	-

Weighted average fair value of warrants granted during the period		-

Outstanding and exercisable at 1 January 2011	17,100,000	0.10

Granted	-	-
Exercised	(1,000,000)	0.10
Expired	(16,100,000)	0.10

Outstanding and exercisable at 30 June 2011	-	-

Weighted average fair value of warrants granted during the period		-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

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

10.  Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America. Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland. During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. During the year ended 31 December 2011, the Company re-focused its activities to Colombia and the United States.  As at 30 June 2012, the Company does not have any material assets outside of the United States.

The breakdown of net loss by geographic area for the six month periods ended 30 June 2012 and 2011 is as follows:

	United States	Finland	Total
	$	$	$

2012	(122,746)	-	(122,746)
2011	(886,448)	-	(886,448)

The breakdown of assets by geographic area as at 30 June 2012 is as follows:

	United States	Finland	Total
	$	$	$

Current assets	15,044	-	15,044
Equipment	6,593	-	6,593
Mineral property interests	65,500	-	65,500

	87,137	-	87,137

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

The breakdown of assets by geographic area as at 31 December 2011 is as follows:

	United States	Finland	Total
	$	$	$

Current assets	2,194	-	2,194
Equipment	8,391	-	8,391
Mineral property interests	65,500	-	65,500

	76,085	-	76,085

11.  Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2012. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2012	For the six month period ended 30 June 2011
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(41,734)	(299,362)
Less: Change in valuation allowance	41,734	299,362

Future income tax recovery	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

The tax effects of temporary differences that give rise to future income tax assets and liabilities are as follows:

	As at 30 June 2012	As at 31 December 2011 (Audited)
	$	$

Statutory federal income tax rate	30% - 34%	30% - 34%

Non-capital loss carryforwards	5,299,328	5,257,594
Less: Valuation allowance	(5,299,328)	(5,257,594)

Future tax assets (liabilities)	-	-

The Company has net operating losses for United States tax purposes of approximately $15,655,410 available to offset against taxable income in future years, which, if unutilized, will expire up to 2032.  Additionally, the Company has net operating losses for Finland tax purposes of approximately $188,363, available to offset against taxable income in future years, which, if unutilized, will expire up to 2022.

12.	Supplemental Disclosures with Respect to Cash Flows

Included in accounts payable and accrued liabilities as at 30 June 2012 are mineral property acquisition costs of $29,741 (31 December 2011 – $5,500) related to the Boulder Hill Project and the South Idaho Silver Project (Notes 3 and 5).

During the six month period ended 30 June 2012, the Company accrued a total interest expense of $33,856 (30 June 2011 – $629,242) related to the convertible debentures, of which $31,348 relates to the amortization of debt discount (30 June 2011 – $420,968) (Note 6).

	For the period from the date of inception on 5 September 1997 to 30 June 2012	For the six month period ended 30 June 2012	For the six month period ended 30 June 2011
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Foreign exchange (gain) loss	21,787	-	(789)
Income taxes paid	-	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

	For the period from the date of inception on 5 September 1997 to 30 June 2012	For the six month period ended 30 June 2012	For the six month period ended 30 June 2011
	$	$	$

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.03 per share)	60,000	-	-
Common shares issued upon conversion of promissory note ($0.00105 per share)	2,600	2,600	-

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
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

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
30 June 2012

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

As at 30 June 2012, the carrying amounts of cash and cash equivalents, accounts payable and convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

As at 30 June 2012, the carrying amount of long-term debt and other financing was $Nil (31 December 2011 - $Nil).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2012

The fair value of the beneficial conversion feature was estimated at $53,577 (31 December 2011 - $27,155), and was recorded as a component of equity, of which $53,577 (31 December 2011 - $27,155) would be a Level 1 fair value and $Nil (31 December 2011 - $Nil) would be a Level 2 fair value.

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

15.  Subsequent Events

There were no subsequent events from the date of the six month period ended 30 June 2012 to the date the interim consolidated financial statements were available to be issued on 10 August 2012.

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

In 2011 we reviewed potential properties for acquisition in Colombia, and expanded our focus to North America which resulted in our acquiring certain mineral property interests in Montana and Idaho. Company personnel and consultants are actively planning our exploration plans, conducting site visits, and reviewing several projects for potential acquisition.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit exists on any of the properties underlying our mineral property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.  To date, we have not discovered an economically viable mineral deposit on any of the properties underlying our mineral property interests, and there is no assurance that we will discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find our business and operations will be materially and adversely affected.

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

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP;( this payment has been made)
•	$2,500 on or before September 15, 2012 plus five per cent (5%) of any JV&BP;
•	$5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP;
•	$10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;
•	$15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and
•	$25,000 on or before September 15, 2017 plus five per cent (5%) of any JV&BP.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Silver project shall be incurred as follows:

•	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures; (these expenditures have been made)
•	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures;
•	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and
•	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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

Climate

The climate is semi-arid with roughly 150 mm/year precipitation. Summer temperatures may rise to 40 degrees centigrade while winter temperatures may fall to as low as -10 degrees centigrade. The South Idaho Silver Project is commonly subject to strong winds. The South Idaho Silver Project can be accessed year-round because of the mild climate, good road access, and low elevation of about 1,200 meters above mean sea level.

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

Exploration Plan

Our primary exploration plan in this under-explored area is to discover and focus on areas of known Au (Gold)/Ag (Silver) breccias mineralization; emphasizing exploration near the approximate intersection of northerly and easterly-trending topographic linears.

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

In the quarter ended June 30, 2012 the Company continued its review of historical data and planning its 2012 exploration work. This work has commenced with planning additional staking of unpatented mining claims, review with geologists the work program, and review of the proposed budget against current estimates. Field work in the second quarter was partially delayed to reconnaissance exploration work (see “Montana” below) on Montana during the quarter.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of any planned exploration program is dependent on our ability to secure sufficient financing. We can provide no assurance that we will secure sufficient financing. In the absence of such financing, we will not be able to pursue our planned exploration program and may not be able to maintain the option to acquire the South Idaho Silver Project or underlying mining claims in good standing. If we do not fulfill the terms of the Assignment Agreement or Option Agreement, then our ability to commence or continue operations could be materially limited. We also may be forced to abandon the South Idaho Silver Project. If we are unable to raise additional capital within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. We may consider entering into a joint venture arrangement to provide the required funding to explore the South Idaho Silver Project. We have not undertaken efforts to locate a joint venture participant and there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the South Idaho Silver Project. If we were to enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in South Idaho Silver Project to the joint venture participant. We have begun the process of reviewing the data base of information we have acquired on the project, and a preliminary review of requirements to begin implementation of the proposed exploration plan. Company personnel are reviewing requirements for the Plan of Operation (POS) that will need to be filed prior to certain exploration activities.

Boulder Hill Project

Purchase and Sale Agreement of Unpatented Mining Claims

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Boulder Hill Mines Inc., an Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Claims”). As consideration for the Claims, we issued Boulder Hill 500,000 restricted shares of our common stock, are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013. Boulder Hill sold, transferred and conveyed the Claims by executing and delivering quitclaim deeds to us.

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

The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$20,000 on or before October 14, 2012 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”), (of which an initial payment of $3,000 has been made)
•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and
•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

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

Reserves

There are no established probable or proven reserves on the property underlying the Boulder Hill Project. Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties. We have not established and cannot provide any assurance that any of the properties underlying the Boulder Hill Project contain adequate, if any, amounts of gold or other mineral reserves to make mining economically feasible to recover that gold, or other mineral reserves, or to make a profit in doing so.

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

Proposed Exploration Budget

Stage 1 (Trenching and Geophysics)

Permitting and Bonding	$6,500
Trench rehabilitation, new trenching, surveying and sampling	$9,500
Supervision, geologic mapping and reporting	$10,000
Analyses (100 samples @ $40 each)	$4,000
Geophysics & Reclamation	$15,000
Administration & overhead @ 10%	$4,500
Subtotal	$49,500

Stage 2 (Shallow Drilling)

Permitting and Bonding	$10,000
Surface diamond drilling 3-5 holes @ 400 ft depth average @ $70/ft	$140,000
Site Preparation & Reclamation	$10,000
Supervision, core logging, sampling and reporting	$25,000
Analyses (100 samples @ $50 each)	$5,000
Core Handling/Storage	$5,000
Administration & overhead @ 10%	$19,500
Subtotal	$214,500

Stage 3 (Deep Drilling)

Permitting and Bonding	$5,000
Surface diamond drilling 2 holes @ 1,500 feet each @$90/foot	$270,000
Site Preparation & Reclamation	$3,000
Supervision, core logging, sampling, and reporting	$20,000
Analyses (100 samples @$50/each)	$5,000
Core Handling/Storage	$5,000
Administration & overhead @ 10%	$30,800

Subtotal	$338,800

Grand Total of all 3 Steps	$602,800

This exploration plan may change or be terminated depending on the results from each stage of exploration.

The Company is reviewing the initial project information to update for implementation by reviewing estimates and determining scheduling requirements for staff, and subject to financing, and weather to date has precluded ability to schedule planned personnel for initial stages described above. The Company is reviewing its data base of information on the project to determine the proper timing, vendor selection and consideration of adjacent ground that may be acquired to enhance territory that can be explored as part of the project, and determining outside geological assistance that may be required. We have reviewed permitting and bonding requirements with our professional geologist, and preparation to apply for these permits is planned for the second half of 2012.

Montana

The Company conducted reconnaissance exploration in Montana during the quarter in Jefferson County, Montana.  This included reviewing historical data, and field site visits to areas of  interest. These efforts are designed initially from surface examination to identify properties with geological characteristics that indicate further exploration and potential acquisition may be warranted.

Other Exploration Areas

Our strategy is to advance projects we own, lease or option, and seek joint-venture partners where possible, and to acquire additional projects in different geographical areas though our concentration currently is in Montana and Idaho. We currently have two geologists performing work for the Company in database construction and review considering potential projects for the Company. There is no assurance this will result in additional projects for the Company, or if they do the Company will meet regulatory and financial requirements to acquire any projects identified.

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

Other Geographic Locations

We are also considering further geographic locations for exploration projects including Mexico and Europe. This activity consists primarily of reviewing historical data to determine potential areas of interest, to be followed by a determination for requirements and potential for acquiring mineral property interest.  We have  not identified to date any particular properties that it may be interested in acquiring, but due to the experience of management in certain areas it is considering Zacatecas, Mexico and the Balkans as territories of current and future interest. These activities may not lead to future acquisitions absent future financing under terms deemed acceptable to, if any such financing is available, and determining properties that management believes are properties of merit to add to our portfolio of mineral interests.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenues

We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $83,834 for the three months ended June30, 2012, compared to operating expenses of $521,808 for the three months ended June 30, 2011. The decrease of $437,974  in operating expenses for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily a result of an decrease in bank and interest charges.

We incurred bank charges and interest of $21,648 for the three months ended June 30, 2012, as compared to $318,042 for the three months ended June 30, 2011. The decrease of $296,394 in bank charges and interest is attributable to reduced  interest resulting from the cancellation of convertible promissory notes that were issued in June 2010 as part of the our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, which indirectly held the mining rights to properties in Peru.

Our expenditures were also lower over the prior period as a result of reduced consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $9,750 for the three months ended June 30, 2012, as compared to $100,142 for the three months ended June 30, 2011. The decrease of $90,392 in consulting and management fees is attributable to the decrease in exploration activities in Peru and consulting services required to support these activities, and more work done in-house by Company personnel. Exploration and mineral property expenses totaled $9,750 compared to $50,700 in the three months ended June 30, 2011. The decrease of $40,950 was due to reduced expenditures in Latin American exploration.

Other Items

We reported no other items for the three months ended June 30, 2012 and June 30, 2011 respectively.

Net (Income) Loss

As a result of the above, for the three months ended June 30, 2012, we reported a net loss of $83,834. For the three months ended June 30, 2011, we reported a net  loss of $521,808.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Revenues

We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $122,746 for the six months ended June30, 2012, compared to operating expenses of $886,448 for the six months ended June 30, 2011. The decrease of $763,702 in operating expenses for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, was primarily a result of an decrease in bank and interest charges.

We incurred bank charges and interest of $34,455 for the six months ended June 30, 2012, as compared to $631,396 for the six months ended June 30, 2011. The decrease of $596,941 in bank charges and interest is attributable to reduced  interest resulting from the cancellation of convertible promissory notes that were issued in June 2010 as part of the our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, which indirectly held the mining rights to properties in Peru.

Our expenditures were also lower over the prior period as a result of reduced consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $18,750 for the six months ended June 30, 2012, as compared to $139,142 for the six months ended June 30, 2011. The decrease of $120,392 in consulting and management fees is attributable to the decrease in exploration activities in Peru and consulting services required to support these activities, and more work done in-house by Company personnel. Exploration and mineral property expenses totaled $17,500 compared to $50,700 in the six months ended June 30, 2011. The decrease of $33,200 was due to reduced expenditures in Latin American exploration.

We incurred professional fees of $31,131 for the six months ended June 30, 2012, compared to $61,397 for the six months ended June, 2011. The decrease of $30,266 in professional fees is attributable to lower accounting, financial reporting and legal services expense for the period, primarily due to lower costs of running North American projects.

Other Items

We reported no other items for the six months ended June 30, 2012 and June 30, 2011 respectively.

Net (Income) Loss

As a result of the above, for the six months ended June 30, 2012, we reported a net loss of $122,746. For the six months ended June 30, 2011, we reported a net operating loss  of $886,448.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $15,044, compared to $2,194 at December 31, 2011. At June 30, 2012, we had a working capital deficit of $476,796, compared to a working capital deficit of $412,025 at December 31, 2011.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests proposed plan of exploration anticipates that we will incur aggregate exploration related expenditures of $260,000 over the next twelve months; minimum payments would amount to $125,000  in the next twelve months on exploration related expenses, with a total of $664,000 in exploration planned for the next twenty four months, subject to available funding.

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

Cash Used in Operating Activities

Operating activities in the six months ended June 30, 2012 and 2011 used cash of $52,150 and $123,424, respectively, which reflect our recurring operating losses. Our net loss reported for six months ended June 30, 2012 was the primary reason for our negative operating cash flows. Our negative operating loss contributing to negative operating cash flows for the six months ended June 30, 2012 was partially offset by accrued interest of $33,856 for the reporting period as compared to $629,242 in the six month period ending June 30,2011, and increase in accounts payable of $34,492 in the six months ended June 30,2012as compared to an increase of $81,284 in the period ending June 30,2011.

Cash Used in Investing Activities

For the six months ended June 30, 2012, we used $0 in investing activities, as compared to $0 used in investing activities during the six months ended June 30, 2011.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock. Net cash flows provided by financing activities for the six months ended June 30, 2012 was $65,000, which consisted  of proceeds of convertible notes issued to Asher Enterprises, Inc. Net cash flows provided by financing activities for the six months ended June 30, 2011 was $100,000, which consisted entirely of proceeds from the issuance of common stock from warrant exercises.

Commitments

Convertible Notes

On November 23, 2011, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “ November 2011 Note”) in a private transaction (the “Transaction”) with a principal amount of $37,500.  We received net proceeds of $37,500 from the Transaction on December 1, 2011.  Interest on the November 2011 Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date of August 28, 2012. The principal amount of the Note together with interest may be converted into shares of our common stock, par value $0.00001 (“Common Stock”), at the option of the Asher at a conversion price equal to fifty-eight percent (58%) of the Market Price (as defined in the November 2011 Note) for the Common Stock during the ten trading days prior to the conversion. In June 2012, Asher converted $2,600 of principal of the convertible note in exchange for 2,000,000 shares of restricted common stock.

On March 16, 2012, we issued Asher an unsecured convertible promissory note (the “March 2012 Note”) with a principal amount of $37,500 with substantially the same terms and conditions as the November 2011 Note.  The March 2012 Note has a maturity date of December 20, 2012, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.

On June 6, 2012, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “June 2012  Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the June 2012 note  was funded on July 2, 2012.  The June 2012 Note has a maturity date of March 6, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.

If Asher decides not to convert the November 2011 Note , March 2012 Note or June 2012 Note into shares of our Common Stock, we will have an obligation on the maturity date of each note to pay Asher all accrued interest and principal on such note.  In such case, we would have to find sources of cash to re-pay Asher and there can be no assurance such resources will be available.

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our acquisition of the Boulder Hill Project and the South Idaho Silver Project are described above in Part II of this Quarterly Report on Form 10-Q. These expenditures of property payments and exploration are required to maintain our mineral property interests.

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

Going Concern

We have incurred net losses for the period from inception on September 5, 1997 to June 30, 2012 of $18,900,549  and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, where management identified material weaknesses, that were based on the size of our company and the fact that we have only one financial expert on our management team, no audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”.  We are in the process of considering changes to remediate these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS *	XBRL Instance Document	(1)
101.SCH *	XBRL Taxonomy Extension Schema Document	(1)
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.LAB *	XBRL Extension Labels Linkbase Document	(1)
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document	(1)

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

(1)	To be filed by amendment to the document within the 30-day grace period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Colombia Gold Corp.

Date: August 13, 2012	By: /s/ Piero Sutti-Keyser Piero Sutti-Keyser Title: Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2012	By: /s/ Gilberto Zapata Gilberto Zapata Title: Chief Financial Officer (Principal Accounting Officer)