Form 10-Q
period 2012-09-30
FIRST COLOMBIA GOLD CORP.
filed 2012-11-19
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51203
First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Carrera 49,No 51-11,Suite 402,Copacabana,Antioquia,Colombia
(Address of principal executive offices)

888-224-6561
(Registrant’s telephone number, including area code)

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30 30,2012
Common Stock, $0.00001 par value	56,235,486

PART I - FINANCIAL INFORMATION

Item 1.   Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2012 are as follows:

F-1	Unaudited Interim Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

F-2	Unaudited Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and from inception on September 5, 1997 to September 30, 2012.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011and from inception on September 5, 1997 to September 30, 2012.

F-4	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September  30, 2012 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 September 2012	As at 31 December 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	123	2,194

Mineral property interests (Note 3)	65,500	65,500

Property and equipment (Note 4)	5,694	8,391

	71,317	76,085

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	459,992	400,797
Convertible promissory notes (Note 6)	72,497	13,422

	532,489	414,219

Stockholders’ deficiency
Common stock (Note 8)
Authorized
200,000,000 common shares, par value $0.00001 and
200,000,000 blank check preferred shares, par value $0.001
Issued and outstanding
30 September 2012 – 56,235,486 common shares, par value $0.00001
31 December 2011 – 41,503,585 common shares, par value $0.00001	562	415
Additional paid in capital	18,507,983	18,439,254
Deficit, accumulated during the exploration stage	(18,969,717)	(18,777,803)

	(461,171)	(338,134)

	71,317	76,085

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Events (Note 15)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

For the period from the date of inception on 5 September 1997 to 30 September 2012		For the three month period ended 30 September 2012	For the three month period ended 30 September 2011	For the nine month period ended 30 September 2012	For the nine month period ended 30 September 2011
	$	$	$	$	$
Expenses
Amortization – equipment (Note 4)	43,915	899	900	2,697	2,698
Amortization – website development costs	40,001	-	-	-	-
Bank charges and interest (Note 6)	1,625,085	29,582	253,427	64,037	884,823
Consulting and management fees (Note 7)	5,318,182	10,500	30,875	29,250	170,017
Foreign exchange (gain) loss	19,657	-	-	-	-
Investor communication and promotion	632,746	175	-	175	-
Office and administrative	110,794	1,100	-	1,117	-
Professional fees	852,172	6,748	33,951	37,879	95,348
Rent	57,016	-	-	600	-
Stock-based compensation	22,399	-	-	-	-
Telephone	54,659	-	-	-	-
Transfer agent and filing fees	95,923	7,845	7,014	26,340	9,759
Travel and accommodation	377,754	-	-	-	-
Website maintenance	86,000	-	-	-
Mineral property expenditures (Note 3)	5,084,004	12,319	2,500	29,819	2,500

Net operating loss before other items	(14,420,307)	(69,168)	(328,667)	(191,914)	(1,165,145)

Other items
Forgiveness of debt	39,000	-	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	-	-	-
Recovery of expenses	4,982	-	-	-	-
Write-down of assets	(5,026,611)		(7,260,000)	-	(7,260,000)

Net operating loss before income taxes	(19,289,630)	(69,168)	(7,588,667)	(191,914)	(8,425,145)

Future income tax recovery	2,319,871	-	-	-	-

Net operating loss from continuing operations	(16,969,759)	(69,168)	(7,588,667)	(191,914)	(8,425,145)

Discontinued operations (Note 13)	(1,999,958)	-	546,652	-	496,682

Net operating loss and comprehensive loss for the period	(18,969,717)	(69,168)	(7,042,015)	(191,914)	(7,928,463)

Basic and diluted income (loss) per common share
Continuing operations		(0.001)	(0.19)	(0.004)	(0.21)
Discontinued operations		-	0.01	-	0.01
Operating loss		(0.001)	(0.18)	(0.004)	(0.20)

Weighted average number of common shares used in per share calculations		47,215,190	39,503,585	43,611,525	39,341,820

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 September 2012	For the three month period ended 30 September 2012	For the three month period ended 30 September 2011	For the nine month period ended 30 September 2012	For the nine month period ended 30 September 2011
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(16,969,759)	(69,168)	(7,042,015)	(191,914)	(7,928,463)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	83,916	899	900	2,697	2,698
Accrued interest	1,608,932	29,095	253,169	62,951	882,411
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(24,000)	-	-	-	-
Future income tax recovery	(2,319,871)	-	-	-	-
Gain on sale of oil and gas property	(10,745)	-		-	-
Gain on disposal of investment in Beardmore Holdings, Inc.	-	-	(544,149)		(544,149)
Mineral property acquisition and write-down	6,816,000	-	-	-	-
Stock-based compensation	3,609,399	-	-	-	-
Write down of assets	-	-	7,260,000	-	7,260,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	408,638	24,253	43,598	59,195	124,882
Due to related parties	51,274	-	(1,911)	-	48,789

Net cash used in continuing operating activities	(6,706,016)	(14,921)	(30,408)	(67,071)	(153,832)

Net cash used in discontinued operations	(186,440)	-	-	-	-
Cash flows from financing activities
Cost of repurchase of common stock	(1,000)	-	-	-	-
Convertible loan	102,500	-	-	65,000	-
Warrants exercised	100,000	-	-	-	-
Issuance of common stock, net of share issue costs	8,311,915	-	-	-	100,000

Net cash used from continuing financing activities	8,513,415	-	-	65,000	100,000
Cash flows used in investing activities
Oil and gas property	20,745	-	-	-	-
Mineral property exploration	(48,609)	-	-	-	-
Purchase of equipment	(53,550)	-	-	-	-
Website development cost	(40,000)	-	-	-	-

Net cash used in continuing investing activities	(121,414)	-	-	-	-

Net cash used in discontinued operations	(1,499,422)	-	-	-	-

Increase (decrease) in cash and cash equivalents	123	(14,921)	(30,408)	(2,071)	(53,832)

Cash and cash equivalents, beginning of period	-	15,044	46,595	2,194	70,019

Cash and cash equivalents, end of period	123	123	16,187	123	16,187

 Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

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

The Company’s interim consolidated financial statements as at 30 September 2012 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss from continuing operations of $191,914 for the nine month period ended 30 September 2012 (30 September 2011 - $8,425,145) and has a working capital deficit of $532,366 as at 30 September 2012 (31 December 2011 - $412,025).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 September 2012, the Company had cash and cash equivalents in the amount of $123 (31 December 2011 - $2,194).

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
30 September 2012

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
30 September 2012

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

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2012, the Company had items that represent a comprehensive loss and, therefore, has included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 September 2012

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  As at 30 September 2012, the Company did not have any asset retirement obligations.

Financial instruments

The carrying value of cash and cash equivalents, accounts payable and convertible promissory notes approximates their fair value because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
30 September 2012

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
30 September 2012

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
30 September 2012

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

The Option Agreement provides that the cash payments payable to James shall be made according to the following schedule (Note 9):

•
$20,000 on or before 14 October 2012 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012 and renegotiated on 12 October 2012 (Note 15));

•	$15,000 on or before 15 July 2013 plus 5% of any JVBP;

•	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

•	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

•	On or before 16 December 2012, incur not less than an aggregate of $49,000 in exploration expenditures ($10,902 incurred) (Notes 5 and 12); and

•	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

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
30 September 2012

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

The Purchase Agreement provides that the cash payments payable to Robert shall be made according to the following schedule (Note 9):

•	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid on 31 January 2012);

•	$2,500 on or before 15 September 2012 plus 5% of any JVBP (waived on 15 September 2012 (Note 9));

•	$5,000 on or before 15 September 2013 plus 5% of any JVBP;

•	$10,000 on or before 15 September 2014 plus 5% of any JVBP;

•	$15,000 on or before 15 September 2015 plus 5% of any JVBP;

•	$20,000 on or before 15 September 2016 plus 5% of any JVBP; and

•	$25,000 on or before 15 September 2017 plus 5% of any JVBP.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

•	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures ($18,917 incurred) (Notes 5 and 12);

•	On or before 15 September 2012, incur not less than an aggregate of $20,000 in exploration expenditures
(waived on 15 September 2012 (Note 9));

•	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

•	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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
30 September 2012

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
30 September 2012

During the year ended 31 December 2011, the Company incurred $50,700 in exploration expenditures related to the Temasek Properties, which are included in discontinued operations for the year ended 31 December 2011 (Note 13).  During the year ended 31 December 2011, the Company also recorded a write down of mineral property interests of $5,000,000.

Mineral Properties

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

4.     Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	30 September 2012	31 December 2011 (Audited)
	$	$	$	$

Furniture, computer and office equipment	47,433	41,739	5,694	8,391

During the nine month period ended 30 September 2012, total additions to property and equipment were $Nil (30 September 2011 - $Nil).

5.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 30 September 2012 is an amount due to a former officer of the Company of $3,876 (31 December 2011 – $5,031). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

Included in accounts payable and accrued liabilities as at 30 September 2012 is an amount due to a director of the Company of $1,317 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 30 September 2012 is an amount due to an officer of the Company of $2,650 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 30 September 2012 are mineral property acquisition costs of $4,931 (31 December 2011 – $3,000) related to the Boulder Hill Project (Notes 3 and 12).

Included in accounts payable and accrued liabilities as at 30 September 2012 are exploration expenditures of $33,548 (31 December 2011 – $2,500) related to the South Idaho Silver Project (Notes 3 and 12).

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

On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $250,000 Convertible Note was cancelled (Notes 3 and 13).  During the nine month period ended 30 September 2012, the Company accrued interest expense of $Nil (30 September 2011 - $98,849), of which $Nil relates to the amortization of debt discount (30 September 2011 - $77,151) (Note 12).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $3,250,000 Convertible Note was cancelled (Notes 3 and 13).  During the nine month period ended 30 September 2012, the Company accrued interest expense of $Nil (30 September 2011 - $783,562), of which $Nil relates to the amortization of debt discount (30 September 2011 - $501,479) (Note 12).

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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  During the nine month period ended 30 September 2012, the Company issued a total of 14,731,901 restricted common shares to Asher valued at $15,300 upon conversion of Asher Note, reducing the principal amount to $22,200 (Note 8).

During the nine month period ended 30 September 2012, the Company accrued interest expense of $30,089 (30 September 2011 - $Nil), of which $26,668 relates to the amortization of debt discount (30 September 2011 - $Nil) (Note 12).

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
30 September 2012

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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  During the nine month period ended 30 September 2012, the Company accrued interest expense of $20,936 (30 September 2011 - $Nil), of which $19,300 relates to the amortization of debt discount (30 September 2011 - $Nil) (Note 12).

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

The fair value of the beneficial conversion feature was estimated at $26,422 and was recorded as additional paid-in capital.  During the nine month period ended 30 September 2012, the Company accrued interest expense of $11,926 (30 September 2011 - $Nil), of which $11,227 relates to the amortization of debt discount (30 September 2011 - $Nil) (Note 12).

	30 September 2012	31 December 2011 (Audited)
	$	$

Asher Note	28,212	13,422
Asher Note #2	31,280	-
Asher Note #3	13,005	-

	72,497	13,422

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

7.    Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 30 September 2012 is an amount due to a former officer of the Company of $3,876 (31 December 2011 – $5,031). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 September 2012 is an amount due to a director of the Company of $1,317 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 September 2012 is an amount due to an officer of the Company of $2,650 (31 December 2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

During the nine month period ended 30 September 2012, the Company paid or accrued $3,250 (30 September 2011 – $Nil) for consulting fees to an officer of the Company.

During the nine month period ended 30 September 2012, the Company paid or accrued $1,517 (30 September 2011 – $Nil) for consulting fees to a director of the Company.

During the nine month period ended 30 September 2012, the Company paid or accrued $Nil (30 September 2011 - $9,000) for consulting fees to a director of the Company.

During the nine month period ended 30 September 2012, the Company paid or accrued $Nil (30 September 2011 - $9,000) for accounting and financial fees to a former officer of the Company.

During the nine month period ended 30 September 2012, the Company paid or accrued $Nil (30 September 2011 - $35,017) for accounting and financial fees to a former officer of the Company.

During the nine month period ended 30 September 2012, the Company paid or accrued $Nil (30 September 2011 - $13,500) for consulting fees to a former officer and director of the Company.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

Issued and outstanding

As at 30 September 2012, the total issued and outstanding capital stock is 56,235,486 common shares with a par value of $0.00001 per share.

On 27 September 2012, the Company issued 2,117,647 restricted common shares valued at $1,800 upon conversion of Asher Note (Note 6).

On 12 September 2012, the Company issued 2,100,000 restricted common shares valued at $2,100 upon conversion of Asher Note (Note 6).

On 7 September 2012, the Company issued 2,166,667 restricted common shares valued at $2,600 upon conversion of Asher Note (Note 6).

On 28 August 2012, the Company issued 2,121,112 restricted common shares valued at $2,100 upon conversion of Asher Note (Note 6).

On 27 August 2012, the Company issued 2,121,212 restricted common shares valued at $2,100 upon conversion of Asher Note (Note 6).

On 17 August 2012, the Company issued 2,105,263 restricted common shares valued at $2,000 upon conversion of Asher Note (Note 6).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the year ended 31 December 2011, 1,000,000 of the related share purchase warrants in this series were exercised.  As at 30 September 2012, none of the related share purchase warrants in this series remain outstanding.

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

Stock options

The following stock options are outstanding as at 30 September 2012 (31 December 2011 – 400,000):

	Number of options	Exercise price	Remaining life (years)
		$

Options	75,000	0.07	0.16
Options	250,000	0.07	1.20
Options	75,000	0.15	9.09

	400,000

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

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

The Company had no stock option activities during the nine month periods ended 30 September 2012 and 2011.

Warrants

As at 30 September 2012, there were Nil (31 December 2011 - Nil) share purchase warrants outstanding.

The following is a summary of warrant activities during the nine month periods ended 30 September 2012 and 2011:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2012	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 September 2012	-	-

Weighted average fair value of warrants granted during the period		-

Outstanding and exercisable at 1 January 2011	17,100,000	0.10

Granted	-	-
Exercised	(1,000,000)	0.10
Expired	(16,100,000)	0.10

Outstanding and exercisable at 30 September 2011	-	-

Weighted average fair value of warrants granted during the period		-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

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

c.
On 15 September 2012, the Company entered into an agreement with Robert pursuant to the Purchase Agreement, whereby the Company’s obligation of cash payment in the amount of $2,500 and a work commitment of $20,000, have been waived to no later than 20 November 2012.

10.  Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America. Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland. During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. During the year ended 31 December 2011, the Company re-focused its activities to Colombia and the United States.  As at 30 September 2012, the Company does not have any material assets outside of the United States.

The breakdown of net income (loss) by geographic area for the nine month periods ended 30 September 2012 and 2011 is as follows:

	United States	Peru	Finland	Total
	$	$	$	$

2012	(191,914)	-	-	(191,914)
2011	(8,425,145)	496,682	-	(7,928,463)

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

The breakdown of assets by geographic area as at 30 September 2012 is as follows:

	United States	Finland	Total
	$	$	$

Current assets	123	-	123
Equipment	5,694	-	5,694
Mineral property interests	65,500	-	65,500

	71,317	-	71,317

The breakdown of assets by geographic area as at 31 December 2011 is as follows:

	United States	Finland	Total
	$	$	$

Current assets	2,194	-	2,194
Equipment	8,391	-	8,391
Mineral property interests	65,500	-	65,500

	76,085	-	76,085

11.  Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2012. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2012	For the nine month period ended 30 September 2011
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(65,251)	(2,693,742)
Permanent differences	-	(185,012)
Derecognized tax assets (liabilities)	-	(1,342,913)
Change in prior year provision to actual	-	994,304
Less: Change in valuation allowance	65,251	3,227,363

Future income tax recovery	-	-

The tax effects of temporary differences that give rise to future income tax assets and liabilities are as follows:

	As at 30 September 2012	As at 31 December 2011 (Audited)
	$	$

Statutory federal income tax rate	30% - 34%	30% - 34%

Non-capital loss carryforwards	5,322,845	5,257,594
Less: Valuation allowance	(5,322,845)	(5,257,594)

Future tax assets (liabilities)	-	-

The Company has net operating losses for United States tax purposes of approximately $15,847,324 available to offset against taxable income in future years, which, if unutilized, will expire up to 2032.  Additionally, the Company has net operating losses for Finland tax purposes of approximately $188,363, available to offset against taxable income in future years, which, if unutilized, will expire up to 2022.

12.  Supplemental Disclosures with Respect to Cash Flows

Included in accounts payable and accrued liabilities as at 30 September 2012 are mineral property acquisition costs of $38,479 (31 December 2011 – $5,500) related to the Boulder Hill Project and the South Idaho Silver Project (Notes 3 and 5).

During the nine month period ended 30 September 2012, the Company accrued a total interest expense of $62,951 (30 September 2011 – $629,242) related to the convertible debentures, of which $57,195 relates to the amortization of debt discount (30 September 2011 – $420,968) (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

	For the period from the date of inception on 5 September 1997 to 30 September 2012	For the nine month period ended 30 September 2012	For the nine month period ended 30 September 2011
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Foreign exchange (gain) loss	21,787	-	-
Income taxes paid	-	-	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.25 per share)	1,875,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.11 per share)	385,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.03 per share)	60,000	-	-
Common shares issued upon conversion of promissory note ($0.0013 per share)	2,600	2,600	-
Common shares issued upon conversion of promissory note ($0.00095 per share)	2,000	2,000	-
Common shares issued upon conversion of promissory note ($0.00099 per share)	4,200	4,200	-
Common shares issued upon conversion of promissory note ($0.0012 per share)	2,600	2,600	-
Common shares issued upon conversion of promissory note ($0.001 per share)	2,100	2,100	-
Common shares issued upon conversion of promissory note ($0.0085 per share)	1,800	1,800	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

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
30 September 2012

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

As at 30 September 2012, the carrying amounts of cash and cash equivalents, accounts payable and convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

As at 30 September 2012, the carrying amount of long-term debt and other financing was $Nil (31 December 2011 - $Nil).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2012

15.   Subsequent Events

On 1 October 2012, the Company issued 2,151,899 restricted common shares to Asher valued at $1,700 upon conversion of Asher Note, reducing the principal amount to $20,500.

On 2 October 2012, the Company issued 2,784,810 restricted common shares to Asher valued at $2,200 upon conversion of Asher Note, reducing the principal amount to $18,300.

On 12 October 2012, the Company entered into an agreement with Boulder Hill to waive and renegotiate certain terms related to the Option Agreement (Note 3).

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
●
risk that we are not able  to meet the requirements of  agreements under which we acquired our options to acquire mineral property interests, including any cash payments to on the option or any exploration obligations that we have regarding these properties, which could result in the loss of our right to exercise these options to acquire certain mining and mineral rights underlying these properties;

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “the Company”, and “First Colombia” mean First Colombia Gold Corp. and our subsidiaries unless otherwise indicated.

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

In 2011, we reviewed potential properties for acquisition in Colombia, and expanded our focus to North America which resulted in our acquiring certain mineral property interests in Montana and Idaho in late 2011. Company personnel and consultants are planning our exploration plans, conducting site visits, and reviewing several projects for potential acquisition, and in 2012 we added to our mineral property position through the acquisition of the Skip claims in Montana.

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

We consider ourselves a project generation company such that using our experience and industry contacts we acquire projects for exploration, development or advancing through joint-venture, or where management determines the better alternative is selling all or an interest in a project, it will consider such a possibility. As such the Company is regularly considering new projects through evaluation of historical records and discussions with industry contacts.

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the “Effective Date”), we entered into a Assignment and Assumption Agreement (“Assignment Agreement”) with Castle Creek Silver Inc. (“Castle Creek”), an Idaho corporation, and Robert Ebisch (“Ebisch”). Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the “Option Agreement”), for Castle Creek’s option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #’s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho, (hereinafter together with any form of successor or substitute mineral tenure called the “South Idaho Silver Project”).  Pursuant to the terms of the Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Option Agreement. As consideration for the Assignment Agreement, we issued Castle Creek 1,000,000 restricted shares of our common stock and are obligated to pay Castle Creek $50,000 in cash within twelve (12) months of the Effective Date, which is December 7, 2012, and Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Silver Project. At any time from the Effective Date, we have the right to acquire the 1% NSR payable to Castle Creek for $250,000.The Assignment Agreement includes customary representations and warranties. Under the terms of the Assignment Agreement, Castle Creek and Ebisch have agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Castle Creek or Ebisch in the Assignment Agreement and for any breaches of any representations, warranties, obligations, terms or covenants of either Castle Creek or Ebisch under or pursuant to the Option Agreement.

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

We have received a waiver from the property owner for September 15, 2012 payments and work commitments.

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

In addition to the foregoing cash payments, exploration expenditures and filing fees, in order to maintain our interest in the South Idaho Silver Project we will be responsible for the following:

•
make advance royalty payments to Ebisch, commencing on September 15, 2015 and continuing on the 15th day of September each and every year thereafter for so long as we or our assigns retains an interest in the South Idaho Silver Project, of $25,000 per year; and

•
incur a minimum of $100,000 of annual exploration expenditures on the South Idaho Silver Project on or before the 15th day of September each and every year after September 15, 2015, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

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

In the quarter ended September 30, 2012  we continued our review of historical data and planning its 2012 exploration work. This work has commenced with planning additional staking of unpatented mining claims, review with geologists the work program, and review of the proposed budget against current estimates. Field work in the second quarter was partially delayed to reconnaissance exploration work (see “Montana” below) in Montana during the quarter. The review of our exploration plan has resulted in management’s decision to proceed over the winter months in preparing a preliminary plan of operation to be finalized when weather permits additional site reconnaissance on the property, during which initial surface sampling is planned to be implemented.

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

The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$20,000 on or before October 14, 2012 plus five per cent (5%)of any JV & BP (of which an initial payment of $3,000 has been made)
•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and
•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

We have received a waiver on the October 14, 2012 payments and 2012 work commitments.

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

In addition to the foregoing cash payments and exploration expenditures, we will be responsible for paying filing fees over the term of the Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Gold Lease:

•
Make advance royalty payments to Ebisch of $25,000 per year commencing on July 15, 2015 and continuing on the 15th day of July each and every year thereafter for so long as the Company in the Montana Gold Lease, and

•
Incur a minimum of $100,000 of annual exploration expenditures on the property underlying the in order to maintain Ebisch’s interest in the Montana Gold Lease on or before 15th of July each and every year after July 15, 2011, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

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

Location  The general location of the Boulder Hill is  on the map below:

The Boulder Hill Project consists of approximately 60 acres comprised of three unpatented mining claims (the “Claims”) and an option to acquire certain rights under a contiguous lease with the State of Montana (Montana State metal ferrous Gold Lease M-1974-06, the “Montana Gold Lease”) of approximately 114 acres located in Lincoln County, Montana. The property underlying the Claims and Montana Gold Lease lie in Township 29 North, Range 27 West, Montana Principal Meridian.

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

Our exploration plan at the Boulder Hill Project is designed to target what are believed to be Stratabound gold occurrences. Poorly-exposed gold mineralization found during the aforementioned reconnaissance exploration at the Boulder Hill Project within a prospect trench in 1995 is in contrast to the bright white quartz veins that were of historic interest. The rocks containing the gold mineralization found in 1995 consisted of silicified, sericitized and pyritic to locally gossanous metasediments. We have not independently verified this historical information and can provide no assurance that any of our exploration work will result in similar results.

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

The Company is reviewing the initial project information to update for implementation by reviewing estimates and determining scheduling requirements for staff, and subject to financing, and weather to date has precluded ability to schedule planned personnel for initial stages described above. The Company is reviewing its data base of information on the project to determine the proper timing, vendor selection and consideration of adjacent ground that may be acquired to enhance territory that can be explored as part of the project, and determining outside geological assistance that may be required. We have reviewed permitting and bonding requirements with our professional geologist, and preparation to apply for these permits is planned for the first half  of 2013.

Montana

During the quarter, the Company conducted reconnaissance exploration in Jefferson County, Montana.  This included reviewing historical data, and field site visits to areas of  interest. These efforts are designed initially from surface examination to identify properties with geological characteristics that indicate further exploration and potential acquisition may be warranted.

We have acquired the Skip claims in Montana through right of location. The Skip project is considered an early-stage silver exploration project, and we are seeking either a JV partner, or to develop an exploration plan for 2013. The project has no indicated reserves.

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

The $250,000 Convertible Note had a term of ninety days and accrued interest at a rate of 12% per annum. We failed to pay the principle and interest under the $250,000 Convertible Note upon maturity, which caused us to default on the $250,000 Convertible Note.

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

Mine safety issues.:  As we have no operating mines or mines under development at present we have no disclosures related to mine safety issues.

Results of Operations for the three Months Ended September 30, 2012 and 2011

Revenues

We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $69,168 for the three months ended September 30, 2012, compared to operating expenses of $328,667 for the three months ended September 30, 2011.  The decrease in operating expenses for the three months ended September 30 30, 2012, as compared to the three months ended September 30, 2011, was primarily a result of an decrease in bank and interest charges, and consulting and management  fees, partially offset by an increase in mineral property exploration costs.

We incurred bank charges and interest of $29,582 for the three months ended September 30, 2012, as compared to $253,427 for the three months ended September 30, 2011. The decrease of  in bank charges and interest is attributable to reduced  interest resulting from the cancellation of convertible promissory notes that were issued in June 2010 as part of the our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, which indirectly held the mining rights to properties in Peru.

Our expenditures were also lower over the prior period as a result of reduced consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $10,500 for the three months ended September 30 30, 2012, as compared to $30,875 for the three months ended September 30, 2011. The decrease in consulting and management fees is attributable to the decrease in exploration activities in Peru and consulting services required to support these activities, and more work done in-house by Company personnel. Exploration and mineral property expenses totaled $12,319 compared to $2,500 in the three months ended September 30, 2011. The increase was due to expenditures in North American exploration.

Other Items

We reported no other items for the three months ended September 30, 2012, and for the three month period ending September 30, 2011 there was a write-down of Peruvian assets in the amount of $7,260,000.

Net (Income) Loss

As a result of the above, for the three months ended September 30, 2012, we reported a net loss of $69,168. For the three months ended September 30, 2011, we reported a net loss of $7,042,015 of which $7,588,667, offset by a gain from discontinued operations of $546,652.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Revenues

We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $191,914 for the nine months ended September 30, 2012, compared to operating expenses of $1,165,145 for the nine months ended September 30, 2011 The decrease  in operating expenses for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily a result of an decrease in bank and interest charges, consulting and management fees partially offset by an increase in mineral property expenditures.

We incurred bank charges and interest of $64,037 for the nine months ended September 30, 2012, as compared to $884,823 for the nine months ended September 30, 2011. The decrease in bank charges and interest is attributable to reduced  interest resulting from the cancellation of convertible promissory notes that were issued in June  2010 as part of the our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, which indirectly held the mining rights to properties in Peru.

Current period expenditures were also lower over the prior period as a result of reduced consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $29,250 for the nine months ended September  30, 2012, as compared to $170,017 for the nine months ended September 30, 2011. The decrease in consulting and management fees is attributable to the decrease in exploration activities in Peru and consulting services required to support these activities, and more work done in-house by company personnel. Exploration and mineral property expenses totaled $29,819 compared to $2,500 in the nine months ended September  30, 2011. The increase was due to reduced expenditures in Latin American exploration and increase in exploration expense in other regions.

We incurred professional fees of $37,879 for the nine months ended September  30, 2012, compared to $95,348 for the nine months ended September 30 2011. The decrease in professional fees is attributable to lower accounting, financial reporting and legal services expense for the period, primarily due to lower costs of running North American projects.

Other Items

During the  nine months ended September 30, 2011 there was a one-time impairment of assets in the amount of $7,260,000.  During the nine months ended September 30, 2012, we did not incur any impairment to assets.

Net (Income) Loss

As a result of the above, for the nine months ended September 30, 2012, we reported a net loss of $191,914. For the nine months ended September 30, 2011, we reported a net operating loss  after discontinued operations, of $7,928,463.  The decrease is a result of the corresponding decreases in operational expenses, discussed above, offset by the impairment to assets that occurred during the nine months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $123, compared to $2,194 at December 31, 2011. At September  30, 2012, we had a working capital deficit of $532,366, compared to a working capital deficit of $412,025 at December 31, 2011.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests proposed plan of exploration anticipates that we will incur aggregate exploration related expenditures of $260,000 over the next twelve months; minimum payments would amount to $125,000  in the next twelve months on exploration related expenses, with a total of $664,000 in exploration planned for the next twenty-four months, subject to available funding.

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

Cash Used in Operating Activities

Operating activities in the nine months ended September 30, 2012 and 2011 used cash of $67,061 and $153,832, respectively, which reflect our recurring operating losses. Our net loss reported for nine months ended September 30, 2012 was the primary reason for our negative operating cash flows. Our negative operating loss contributing to negative operating cash flows for the nine months ended September 30, 2012 was partially offset by accrued interest of $62,951 for the reporting period as compared to $882,411 in the nine month period ending September  30,2011, and increase in accounts payable of $59,195 in the nine months ended September 30,2012 as compared to an increase of $124,882 in the period ending September 30,2011.

Cash Used in Investing Activities

For the nine months ended September 30, 2012, we used $0 in investing activities, as compared to $0 used in investing activities during the nine months ended September 30, 2011.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock. Net cash flows provided by financing activities for the nine months ended September 30, 2012 was $65,000, which consisted  of proceeds of convertible notes issued to Asher Enterprises, Inc. Net cash flows provided by financing activities for the nine months ended September 30, 2011 was $100,000, which consisted entirely of proceeds from the issuance of common stock from warrant exercises.

Commitments

Convertible Notes

On November 23, 2011, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “ November 2011 Note”) in a private transaction (the “Transaction”) with a principal amount of $37,500.  We received net proceeds of $37,500 from the Transaction on December 1, 2011.  Interest on the November 2011 Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date of August 28, 2012. The principal amount of the Note together with interest may be converted into shares of our common stock, par value $0.00001, at the option of the Asher at a conversion price equal to fifty-eight percent (58%) of the Market Price (as defined in the November 2011 Note) for the Common Stock during the ten trading days prior to the conversion. During the nine month period ending September 30, 2012 the Company issued 14,731,901 common shares valued ay $15,300 reducing the principal amount to $22,000.

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

Going Concern

We have incurred an accumulated deficit for the period from inception on September 5, 1997 to September 30, 2012 of $18,969,717  and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30 30, 2012, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, where management identified material weaknesses, that were based on the size of our company and the fact that we have only one financial expert on our management team, no audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”.  We are in the process of considering changes to remediate these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

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

First Colombia Gold Corp.
Date: November 19, 2012	By: /s/ Piero Sutti-Keyser Piero Sutti-Keyser Title : Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2012	By: /s/ Gilberto Zapata Gilberto Zapata Title: Chief Financial Officer (Principal Accounting Officer)