Form 10-K
period 2012-12-31
FIRST COLOMBIA GOLD CORP.
filed 2013-04-15
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Registrant’s telephone, including area code: 1-888-224-6561

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

Large accelerated filer  ☐                                                                             Accelerated filer                     ☐
Non-accelerated filer    ☐                                                                             Smaller reporting company   ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2012, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $0.0025was: $208,703

The number of shares of our common stock outstanding as of March 31, 2013 was: 117,408,399

Documents Incorporated by Reference: None.

FORM 10-K
FIRST COLOMBIA GOLD CORP.
DECEMBER 31, 2012

Item 15. Exhibits, Financial Statement Schedules.	53

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

PART I
ITEM 1. Business.

Corporate History

We were incorporated in the State of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining, Ltd and then Amazon Goldsands, Ltd. In  2008, we changed our name to First Colombia Gold Corp.  Our operations have historically focused on the acquisition and development of mineral property interests in varying locations, including Finland and Peru. The current focus of our business and operations is on the development of our mineral property interests on properties located in the western United States and we are evaluating mineral property interests and seeking opportunities in other geographical areas, including Colombiaand South America, to potentially acquire.

On November 15, 2012, the Company filed a Certificate of Designation for its Class Series A Preferred Convertible Stock with the Secretary of State of Nevada designating 50,000,000 shares of its authorized Preferred Stock as Class A Preferred Convertible Stock.  The Class A Preferred Shares have a redeemable purchase price of $0.01 per share.  The Class A Preferred Shares are convertible into shares of the Company’s common stock at a rate of 1 preferred share equals 2 common shares.

In addition, the Class A Preferred Shares rank senior to the Company’s common stock.  The Class A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote.  One Class A Preferred Shares is the voting equivalent of two common shares.

The Company does have the right, at its discretion, to redeem the Class A Preferred Shares at a price of $3.75 per share.

On January 31, 2013, First Colombia Gold Corp (“the Company”) issued 47,568,500 shares of its Class A Preferred Convertible Stock (“Class A Preferred”), in exchange for the settlement of debt of approximately $104,651 to both unrelated parties and certain officers and directors of the Company.  The Class A Preferred shares were issued at a price of $0.0022 per share.

The Company’s Chief Executive Officer,  Mr. Sutti-Kyser and its directors, Mr. Zapata and Sredl, received a total of 14,682,100 shares with a deemed market value of $32,300 to settle liabilities of approximately $32,300.

On January 31, 2013, the Majority Stockholders of the Company, of record, held 300,000 shares of the Company's common stock and 47,568,500 shares of the Company’s Class A Preferred Convertible Preferred stock representing the voting equivalent of 95,137,000 shares of common stock or approximately 50.48% of the Company's voting stock.  As such they approved an amendment to the Company’s Articles of Incorporation to increase in the authorized common stock from 200,000,000 shares of common stock to 850,000,000 shares of common stock.  The Articles were amended and the increase took effect twenty days after filing with the Nevada Secretary of State.

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

Our business model is to identify promising properties and prospects in historic mining districts for acquisition, lease, option or joint-venture. We aim to build a portfolio of properties that we can add value through exploration, development or to joint-venture, lease or sell to other companies where warranted. Our geographic focus is North and South America and southeastern Europe. We are primarily focused on the mining industry but will consider projects in other sectors.

Since October 2011, the Company has made the acquisition of projects in both Idaho and Montana. We have spent the last two years actively considering additional projects which resulted in the acquisition of unpatented mining claims comprising the Skip Silver Prospect in Montana. During 2012 our retained professional geologist has conducted exploration activity on behalf of the company in Montana, along with activity reviewing prospects in various states.The Company in 2012 also reviewed historical data on existing projects and began planning for filing exploration permits in 2013.Our consulting geologist also visited sites in Arizona during the year.

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

Montana

In the State of Montana our exploration and mining operations will be under supervision of the Montana Department of Environmental Quality (“MDEQ”) which enforces Montana’s Environmental Policy Act and mining regulations. Exploration and mining activity at the Boulder Hill Project may be possible under a Small Miner Exclusion Statement (SMES). An SMES allows for expedited treatment for exploration/mining operations which affect no more than 25 square miles of property. While such a limitation makes mining under an SMES infeasible for large gold mining companies, the Company, by contrast, can operate efficiently in this smaller space as a small exploration company.

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

Termination of Sapo Agreement

We entered into an agreement (the “Agreement”) effective as of April 1, 2011 with Sapo Holdings SA (“Sapo”) to provide us guidance and expertise in evaluating and identifying potential properties for our review. The Agreement was for a one year term. Sapo is a consulting firm based in Colombia that has expertise indentifying potential exploration projects and working with professionals engaged in mineral exploration to providing staffing to and administration of mineral exploration projects. In exchange for providing us with theses services, we agreed to compensate Sapo 10% over the costs incurred for such exploration services, which would include hiring a field crew, technical staff and equipment, a monthly fee of $5,000 for project supervision services and a monthly fee of $17,500 for project administration, which would include secretarial services, office equipment, rent, public relations and utilities and local transportation. The Agreement could be terminated by either party with or without cause upon 60 days written notice to the other party, and was terminated in October 2011.

During the years ended December 31, 2012 and 2011, we appointed new management with specific administrative and operational experience in the mining field that made the continued engagement of Sapo not economical. Notwithstanding, we will supplement our management’s expertise with geological and engineering consultants, as required.

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

Employees

We have no full-time employees at the present time. Our executive officers do not devote their services full time to our operations. We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs. As of December 31, 2012, we engage four contractors that provided work to us on a recurring basis, including two professional geologists.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

During 2010, we acquired a fifty percent interest in the issued and outstanding stock of Beardmore Holdings, Inc. (“Beardmore”), a corporation incorporated under the laws of Panama. Beardmore indirectly owns the mineral rights to certain properties located in Peru held by its subsidiary, Rio Santiago Minerales S.A.C. On September 21, 2011, we entered into a Settlement and Mutual Release Agreement, which resulted in us relinquishing our fifty percent interest in the outstanding capital stock of Beardmore and as a result, we no longer have any ownership interest in any subsidiary entities.

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

As noted in our consolidated financial statements, we have incurred a net loss of $19,087,770 for the period from inception on September 5, 1997 to December 31, 2012 and have presently no source of revenue. At December 31, 2012, we had a working capital deficit of $570,498. As of December 31, 2012, we had cash and cash equivalents in the amount of $-0-. We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of James Stafford, Chartered Accountants for the two years ended December 31, 2012 and 2011 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

In preparing our consolidated financial statements for the year ended December 31, 2011, our management identified material weaknesses in our internal control over financial reporting and our failure to remediate these material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information.  Such weakness has neither been cured nor resolved during the year ended December 31, 2012.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2011. Such weakness was not cured or resolved during the year ended December 31, 2012.   A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by management as of December 31, 2011 and again in 2012 were attributable to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

If remedial measures are not taken or are insufficient to address this material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over our financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any future restatement of consolidated financial statements could place a significant strain on our internal resources and harm our operating results. Further, any additional or un-remedied material weakness may preclude us from meeting our reporting obligations on a timely basis and cause investors to lose confidence in our reported financial information.

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

We have unsecured convertible notes that came due in 2012 and will continue to come due in 2013 and we have limited resources to pay these notes on the maturity date.

Over the last several years, we have been funding our operations through the sale of both equity and debt securities. We have $69,730 worth of convertible notes outstanding at December 31, 2012(net of unamortized discount), of which $37,500 came due on August 28, 2012(balance of $2,600 as December 31, 2012) and $37,500 came due on December 20, 2012.

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

Our success is dependent upon a limited number of people and we may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team. The loss of the services of any member of our management could have a material adverse effect on not only the Company’s operational status, but also its financial health.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations. Personnel do represent a significant asset, and the competition for such personnel is intense in the gold exploration industry. We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations.

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

We have not established that any of our properties contain any commercially exploitable mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail. A mineral reserve is defined by the Securities and Exchange Commission’s Industry Guide 7, as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

Gold, Silver and mineral exploration is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

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

Mineral exploration, development and production, involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence could cause us to fail.

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

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

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

Legislation has previously been proposed that would significantly affect the mining industry.

Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the U.S. General Mining Law of 1872, which governs the unpatented claims that we control. One such amendment has become law and has imposed a moratorium on patenting of mining claims, which reduced the security of title provided by unpatented claims. Other bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims. Passage of such legislation could adversely affect our business

We are subject to environmental laws, regulations and permits that may subject us to material costs, liabilities and obligations.

We are subject to environmental laws, regulations and permits in the various jurisdictions in which we operate, including those relating to, among other things, the removal and extraction of natural resources, the emission and discharge of materials into the environment, including greenhouse gas emissions, plant and wildlife protection, remediation of soil and groundwater contamination, reclamation and closure of properties, including tailings and waste impoundments, groundwater quality and availability, and the handling, storage, transport and disposal of wastes and hazardous materials. Pursuant to such requirements we may be subject to inspections or reviews by governmental authorities. Failure to comply with these environmental requirements may expose us to litigation, fines or other sanctions, including the revocation of permits and suspension of operations. We expect we may incur in the future significant capital and other compliance costs related to such requirements. These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time.

We could be liable for any environmental contamination at or from our or our predecessors’ currently or formerly owned or operated properties or third-party waste disposal sites. Certain environmental laws impose strict joint and several liabilities for releases of hazardous substances at such properties or sites, without regard to fault or the legality of the original conduct. Accordingly, we may be held responsible for more than our share of the contamination or other damages, up to and including the entire amount of such damages. In addition to potentially significant investigation and remediation costs, such matters can give rise to claims from governmental authorities and other third parties, including for orders, inspections, fines or penalties, natural resource damages, personal injury, property damage, toxic torts and other damages.

Our costs, liabilities and obligations relating to environmental matters could have a material adverse effect on our financial performance, financial position and results of operations

We are required to obtain, maintain and renew environmental, construction and mining permits, which is often a costly and time-consuming process.

Mining companies, including ours, need many environmental, construction and mining permits, each of which can be time-consuming and costly to obtain, maintain and renew. In connection with our current and future operations, we must obtain and maintain a number of permits that impose strict conditions, requirements and obligations, including those relating to various environmental and health and safety matters. To obtain, maintain and renew certain permits, we may in the future be required to conduct environmental studies, and make associated presentations to governmental authorities, pertaining to the potential impact of our current and future operations upon the environment and to take steps to avoid or mitigate those impacts. Permit terms and conditions can impose restrictions on how we conduct our operations and limit our flexibility in developing our mineral properties. Many o permits are subject to renewal from time to time, and renewed permits may contain more restrictive conditions than our existing permits, including those governing impacts on the environment. In addition, we may be required to obtain new permits, and the grant of such permits may be subject to an expansive governmental review of our operations. Alternatively, we may not be successful in obtaining such permits, which could prevent us from commencing or expanding operations or otherwise adversely affect our business. Renewal of existing permits or obtaining new permits may be more difficult if we are not able to comply with our existing permits. Applications for permits, permit area expansions, and permit renewals can also be subject to challenge by interested parties, which can delay or prevent receipt of needed permits. In addition, the permitting process can vary by jurisdiction in terms of its complexity and likely outcomes. The applicable laws and regulations, and the related judicial interpretations and enforcement policies, change frequently, which can make it difficult for us to obtain and renew permits and to comply with applicable requirements. Accordingly, permits required for our operations may not be issued, maintained or renewed in a timely fashion or at all, may be issued or renewed upon conditions that restrict our ability to conduct our operations economically, or may be subsequently revoked. Any such failure to obtain, maintain or renew permits, or other permitting delays or conditions, including in connection with any environmental impact analyses, could have a material adverse effect on our business, results of operations and financial condition.

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

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of our common stock and 200,000,000 shares of blank check preferred stock. The common stock or blank check preferred stock can be issued by our board of directors, without stockholder approval. Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public shareholders. The Company has filed a certificate of designation for 50,000,000 of the blank check preferred shares previously authorized to be designated as Preferred A shares, described above, which are redeemable at $01 per share, and convertible to two common shares.

On January 31, 2013, the a majority of the Company’s stockholders approved an increase in the authorized common stock from 200,000,000 shares of common stock to 850,000,000 shares of common stock.

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

On November 14,2012,   the Company approved the terms of Preferred A stock which included a convertibility feature by which each share of Preferred A stock was convertible to two shares of common stock, and carried voting rights as if converted. In January 2013, the Company issued 47,568,500 shares of the Preferred A stock.  The Company filed a Certificate of designation for the Preferred A stock with the Secretary of State of Nevada, and on February 13, 2013 filed a definitive 14C statement, with an effective date of March 25, 2013.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;
•	the absence of securities analysts covering us and distributing research and recommendations about us;

•	we expect our actual operating results to continue to fluctuate;
•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;
•	economic conditions generally and in the mining industries in particular;

•	announcements concerning our business or those of our competitors or vendors;
•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	conditions or trends in the industry;

•	litigation;
•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;
•	future sales of common stock;

•	actions initiated by the SEC or other regulatory bodies;

•	departure of key personnel or failure to hire key personnel; and
•	general market conditions.
•	* convertible note holders have the right to convert the notes to common shares at a discount which could have the effect of depressing the stock price

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

ITEM 1B.   Unresolved Staff Comments.

None.

ITEM 2.     Properties.

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the “Effective Date”), we entered into a Assignment and Assumption Agreement (“Assignment Agreement”) with Castle Creek Silver, Inc. (“Castle Creek”), a Idaho corporation, and Robert Ebisch (‘Ebisch”). Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the “Option Agreement”), for Castle Creek’s option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #’s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho, (hereinafter together with any form of successor or substitute mineral tenure called the “South Idaho Silver Project”). Pursuant to the terms of the Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Option Agreement. As consideration for the Assignment Agreement, we issued Castle Creek 1,000,000 restricted shares of our common stock and are obligated to pay Castle Creek $50,000 in cash within twelve (12) months of the Effective Date, which is December 7, 2012, and Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Silver Project. At any time from the Effective Date, we have the right to acquire the 1% NSR payable to Castle Creek for $250,000.

We received a waiver on the payments of $2,500 to Castle Creek, making it due on March 31, 2013.

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

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP;
•	$2,500 on or before September 15, 2012 plus five per cent (5%) of any JV&BP;(waived until March 31,2013;

•	$5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP;plus as per the waiver an additional $1,500;
•	$10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;

•	$15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and

•	$25,000 on or before September 15, 2017 plus five per cent (5%) of any JV&BP.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

•	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures;
•	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures;(waived until June 20,2013

•	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

●	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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

Property Description and Location

The general location of the South Idaho Silver Project is indentified on the map below:

Location, Area, and Type of Mineral Tenure

The South Idaho Silver Project lies about 49 miles south of Boise, Idaho on the flanks of the Snake River Plain, a vast graben-like physiographic region. The South Idaho Silver Project lies in Sections 14 and 15, Township 6 South, Range 1 West, Boise Meridian, Owyhee County, Idaho. Mineral rights are held by eight federal unpatented lode mining clams. These cover approximately 160 acres (65 hectares).

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

Accessibility, Climate, Local resources, Infrastructure, Physiography

Topography, Elevation, and Vegetation

The South Idaho Silver Project is a steeply-incised drainage that drops about two hundred meters from the peneplain that lies to the immediate north. The elevation of the South Idaho Silver Project is about 3,937 feet above mean sea level. Vegetation consists primarily of sagebrush and short grasses.

Accessibility

The South Idaho Silver Project is readily accessed from Nampa, Idaho, which lies on Federal Interstate Highway 84. Nampa is the nearest large town that has services necessary for mineral exploration and mining. From Nampa, paved State Highway 78 is followed about 43 miles to the south to the Oreana turnoff. From there, about 3 miles of paved road and 6 miles of dirt road lead to the property. Unimproved tracks provide access to the claim group. Road access to the south side of the South Idaho Silver Project is limited. Mechanized work there may require construction of a temporary creek crossing, although one unimproved road crosses the South Idaho Silver Project at a ford.

Climate

The climate is semi-arid with roughly 5.9 inches per year precipitation. Summer temperatures may rise to 104 degrees Fahrenheit while winter temperatures may fall to as low as 14 degrees Fahrenheit. The South Idaho Silver Project is commonly subject to strong winds. The South Idaho Silver Project can be accessed year-round because of the mild climate, good road access, and low elevation of about 3,937 feet above mean sea level.

Water Rights, Power, and Mining Personnel

The status of water rights at the South Idaho Silver Project is uncertain. The amount of water in the vicinity of the South Idaho Silver Project is adequate for exploratory drilling, but probably not for mineral processing. The nearest power lines are about 6 miles. Mining personnel are not available locally.

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

In 2008, two private individuals located various mining claims in the area including those described herein and leased to a private exploration company, Castle Creek, which retained a professional geologist whose site visits and data review, are the primary source of the historical information described herein.

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

The geologic control on this breccia mineralization is uncertain. The breccia lies in the vicinity of the intersection of two topographic lineaments which control the orientation of the Property. The length, width, depth, and continuity of both the breccia mineralization and sporadic vein mineralization are uncertain.

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

Exploration Plan

Our primary exploration plan in this under-explored area is to discover and focus on areas of known gold/silver breccias mineralization; emphasizing exploration near the approximate intersection of northerly and easterly-trending topographic linears.

The above strategies would greatly limit the areas to be investigated by geophysics and possible subsequent drilling, which is anticipated to result in cost savings. However, all prospects in the area should have at least a cursory examination.

Comprehensive underground mapping and sampling of accessible historic mine workings is recommended. This will help determine the extent and average grade of mineralization on the property. Geophysics may also be necessary to enhance target definition. An Induced Polarization(IP) /Resistivity survey is recommended to delineate sub-surface sulfide mineral distribution. Gold/Silver mineralization found thus far often correlates positively with sulfide content.

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

In 2012 we completed our review and compilation of historical documents, and have revise dour exploration plan note above to two different phases splitting up the forecast drilling program. Current immediate plans are prior to the summer of 2013 to conduct surface sampling and advanced geologic mapping, the costs of which are included in the above budget.

Boulder Hill Project

Purchase and Sale Agreement of Unpatented Mining Claims

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Boulder Hill Mines Inc., an Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”). As consideration for the Boulder Hill Claims, we issued Boulder Hill 500,000 restricted shares of our common stock, are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013. Boulder Hill sold, transferred and conveyed the Claims to us by executing and delivering quitclaim deeds to us.

We received a  waiver of the $25,000 cash payment requirement, such payment is now due in May 2013.

The Purchase Agreement includes customary representations and warranties. Under the terms of the Purchase Agreement, Boulder Hill has agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill in the Purchase Agreement.

Assignment and Assumption of Lease Agreement

On December 16, 2011 (the “Effective Date”), we entered into an Assignment and Assumption Agreement (“Boulder Hill Assignment Agreement”) with Boulder Hill, and Jim Ebisch (“Ebisch”). Boulder Hill and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2008, as amended on August 1, 2011 (the “ Boulder Hill Option Agreement”) which granted to Boulder Hill an option to acquire an undivided 100% of the right, title and interest of Ebisch in and to that certain Montana State Metal ferrous Gold Lease M-1974-06 dated August 21,2006 he entered into with the State of Montana (the “Montana Gold Lease”) under which Ebisch was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on property situated in Lincoln County, Montana. The Montana Gold Lease is for a ten (10) year term and is subject to the 5% net smelter return due to the State of Montana. Pursuant to the terms of the Boulder Hill Assignment Agreement, Boulder Hill transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Boulder Hill Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Boulder Hill Option Agreement. As consideration for the Boulder Hill Assignment Agreement, we issued Boulder Hill 500,000 restricted shares of our common stock and are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012,waived until May 2013, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.

The Boulder Hill Assignment Agreement includes customary representations and warranties. Under the terms of the Boulder Hill Assignment Agreement, Boulder Hill and Ebisch have agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill or Ebisch in the Boulder Hill Assignment Agreement and for any breaches of any representations, warranties, obligations, terms or covenants of either Boulder Hill or Ebisch under or pursuant to the Boulder Hill Option Agreement.

The Boulder Hill Option Agreement and assignment of Boulder Hill’s right, title and interest, in, to and under the Boulder Hill Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the Montana Gold Lease after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as ”JV&BP”) and paying filing fees over the term of the Boulder Hill Option Agreement. Our responsibility for the foregoing exploration expenditures and cash payments is inclusive of exploration expenditures incurred by Boulder Hill to the present and payments previously made by Boulder Hill to Ebisch under the terms of the Boulder Hill Option Agreement.

The Boulder Hill Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$20,000 on or before October 14, 2012 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”), of which an initial payment of $3,000 is to be made on or before October 30, 2011( $3,000 was made in January 2012, with the balance of $17,000 waived until May 2013);

•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP;

•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and

•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the property underlying the Montana Gold Lease shall be incurred as follows:

•	on or before August 1, 2012, incur not less than an aggregate of $49,000 in exploration expenditures(this requirement has been waived untilMay 2013); and

•	on or before August 1, 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, we will be responsible for paying filing fees over the term of the Boulder Hill Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Gold Lease:

In addition to the foregoing cash payments and exploration expenditures, we will be responsible for paying filing fees over the term of the Boulder Hill Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Gold Lease:

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

Description of Boulder Hill Project

In connection with our consideration of entering into the foregoing agreements, we conducted a diligence review. The Claims and the property that is subject to the Montana Gold Lease are being referred to by us as the “Boulder Hill Project.” The description of the property underlying the Boulder Hill Project that is contained herein is the product of the Company’s due diligence review.

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

History

The Boulder Hill Project contains several historic prospect pits and adits, which we believe were excavated in the late 19th century or early 20th century. Bright white quartz veins with low gold contents attracted early prospectors to the Boulder Hill Project area. In 1995, during a regional reconnaissance conducted by Jim Ebisch, these original mine workings were sampled. Quartz vein samples from these historic workings were found in 1995 to contain low-grade gold; however, one prospect pit further down the hill, also originally sampled at the same time, contained altered, siliceous metasediments that have a far different appearance than that of the bright white quartz veins. These metasediments, poorly exposed in the prospect pit, were found to contain gold grades much higher than that of the bright white quartz veins that attracted historic attention. We have not independently verified this information and can provide no assurance that any of our exploration work will result in similar results.

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

Reserves

There are no established probable or proven reserves on the property underlying the Boulder Hill Project. Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties. We have not established and cannot provide any assurance that any of the properties underlying the Boulder Hill Project contain adequate, if any, amounts of gold or other mineral reserves to make mining economically feasible to recover those gold or other mineral reserves, or to make a profit in doing so.

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

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program. We have postponed the commencement of any exploration and development program until such time that we are able to secure sufficient financing, however we continued review of historical records for revising the below plan in 2013. We can provide no assurance that we will be successful in securing sufficient financing. Provided we are able to secure sufficient financing, we anticipate that we will incur the following costs for the next twelve months:

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

This exploration plan may change or be terminated depending on the results from each stage of exploration.We project that permitting activities will be preparedafter the initial 2013 site visits.

The Peru Property and Settlement and Mutual Release Agreement

We entered into a Mineral Right Option Agreement with Temasek on September 18, 2008, as amended and supplemented by Amendment No. 1 dated May 12, 2009 (“Amendment No. 1”), Amendment No. 2 dated February 3, 2010 (“Amendment No. 2”), and Amendment No. 3 dated June 25, 2010 (“Amendment No. 3”) (collectively, the “ Temasek Option Agreement”). Pursuant to the Temasek Option Agreement, we acquired from Temasek a fifty percent equity interest in Beardmore Holdings, Inc. (“Beardmore”) and had the option to acquire the remaining fifty percent equity interest in Beardmore from Temasek, which would have resulted in our ownership of one hundred percent of Beardmore’s equity. Beardmore indirectly holds, through its subsidiary Rio Santiago Minerales S.A.C., certain mineral rights (the “Mineral Rights”) underlying properties located in Peru.

Under the terms of Amendment No. 3, we would have increased our ownership interest in the Mineral Rights from fifty percent to one-hundred percent resulting in its acquisition of all of the outstanding capital stock of Beardmore, if we had fulfilled the following conditions (collectively the “Temasek Option Requirements”) within ten business days following the effective date of Amendment No. 3:

•
Completion of the exercise of options resulting in our acquisition of a fifty percent interest in the Mineral Rights through our acquisition of fifty percent of the outstanding capital stock of Beardmore;

•	Issuance to Temasek of a total of 11,000,000 shares of our common stock (of which 5,000,000 shares were previously issued to Temasek);

\

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

As of the date we were required to fulfill the Temasek Option Requirements under Amendment No. 3, we did not issue the 6,000,000 shares of our common stock to Temasek and defaulted on the $250,000 Convertible Note resulting from our failure to pay the principal plus interest on such note on its maturity date. This also resulted in the options to acquire the remaining fifty percent interest in the Mineral Rights (which would have resulted in our acquisition of a one hundred percent interest in the Mineral Rights) having lapsed as of July 5, 2010.

On September 21, 2011, we entered into a Settlement and Mutual Release Agreement (“Settlement Agreement”) with Temasek, which resulted in our relinquishment and transfer to Temasek of our fifty percent interest in the outstanding capital stock of Beardmore in exchange for Temasek releasing us from all of our outstanding obligations under the terms of the Temasek Option Agreement. By execution of the Settlement Agreement, we no longer held any interest, directly or indirectly, in the Mineral Rights.

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

Skip Silver Prospect

The Company has staked two unpatented mining claims covering approximately forty acres in Montana in the vicinity of the Baltimore Silver Mine project. The property has no established reserves nor any history of production.  The Company has not completed an initial geologic mapping nor a review of historical data on the project. The claims staked are part of ongoing work conducted in 2012 to identify potential mineral prospects for acquisition.

Location and Access

The property is approximately five miles from Boudler, Montana.  Access is by unimproved county road.

Geology

The geology of the area is dominated by the monzonites of the Butte Batholith intruding into the older Elkhorn volcanics, consisting of green-gray welded tuffs and schists. East-westerly striking pyrite-galena bearing quartz veins have been deposited along or near to fault or shear zones in the area with some sericitic alteration. We do not know currently to what extent whether regional fault or shear zones extend onto this prospect.

Climate
Theclimate is temperate,and the elevation is estimated at 6,000 feet.

Metallurgy

There are no metaluurgical testing results available to the Company.

Reserves

There no established reserves on the property.

Prior Production History

There is no recorded prior production history.

Exploration Plans

The Company intends to follow-up on 2012 site visits and initial surveying conducted for filing the claims by preparing advanced geologic maps, soil sampling, and further review of regional and local geology.The Company intends to actively seek joint-venture partners for the project.We estimate 2013 exploration to begin in May 2013, and our estimated costs for exploration in 2013 range from $5,000 to $25,000 depending n financial resources available.

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

Fiscal Year Ended December 31, 2011
	High Bid	Low Bid
Fiscal Quarter Ended:

March 31, 2011	$0.35	$0.18
June 30, 2011	$0.20	$0.12
September 30, 2011	$0.16	$0.075
December 31, 2011	$0.14	$0.0165

Fiscal Year Ended December 31, 2012
	High Bid	Low Bid
Fiscal Quarter Ended:

March 31, 2012	$0.0110	$0.0055
June 30, 2012	$0.0110	$0.0011
September 30, 2012	$0.0050	$0.0015
December 31, 2012	$0.0025	$0.0010

Holders of Common Stock

As of December 31, 2012, we had approximately one hundred nine (109) holders of record of our common stock. Several other shareholders hold shares in street name. Several other shareholders hold shares in street name; we estimate that there are approximately 1,200 shareholders in this category.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders 1	-	-	500,000
Total	-	-	500,000
______________
1	The Stock Incentive Plan was approved by our board of directors in April 2007 and 500,000 shares remain available for future awards under the Stock Incentive Plan as of December 31, 2012.

Recent Issuances of Unregistered Securities

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Pursuant to the terms of that certain Assignment and Assumption Agreement (“Assignment Agreement”) we entered into with Castle Creek Silver Inc. (“Castle Creek”), an Idaho corporation, and Robert Ebisch relating to our acquisition of the South Idaho Silver Project, we issued to Castle Creek a total of 1,000,000 shares of our common stock. These shares were issued in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated thereunder. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the Castle Creek. Castle Creek was given adequate access to sufficient information about us to make an informed investment decision. Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Boulder Hill Mines Inc., an Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”). As part of the consideration for the Boulder Hill Claims, we issued Boulder Hill 500,000 restricted shares of our common stock. These shares were issued in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated thereunder. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the Boulder Hill. Boulder Hill was given adequate access to sufficient information about us to make an informed investment decision. Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

On December 16, 2011, we entered into an Assignment and Assumption Agreement (“Boulder Hill Assignment Agreement”) with Boulder Hill, and Jim Ebisch (“Ebisch”). Boulder Hill and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2008 (the “Boulder Hill Option Agreement”) which granted to Boulder Hill an option to acquire an undivided 100% of the right, title and interest of Ebisch in and to that certain Montana State Metallferrous Gold Lease M-1974-06 dated August 21, 2006 which Ebisch entered into with the State of Montana under which Ebisch was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on property situated in Lincoln County, Montana. Pursuant to the terms of the Assignment Agreement, Boulder Hill transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Boulder Hill Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Boulder Hill Option Agreement. As part of the consideration for the Assignment Agreement, we issued to Boulder Hill 500,000 restricted shares of our common stock. These shares were issued in a private transaction and issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated thereunder. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to the Boulder Hill. Boulder Hill was given adequate access to sufficient information about us to make an informed investment decision. Neither we nor anyone acting on our behalf offered or sold these shares by any form of general solicitation or general advertising.

There were no issuances of unregistered securities in the calendar year ended December 31, 2012. As noted in the footnotes   to our financial statements and in our 8k filing dated February 2, 2013 the Company authorized Preferred A stock and on January 31, 2013 shares of preferred A stock was issued to settle $104,561 in liabilities.

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

For the Years Ended December 31, 2012 and 2011

Revenues

We have not generated any revenues from our operations since our inception.  We do not anticipate generating revenues from our operations in the next twelve months.

Operating Expenses

We reported operating expenses in the amount of $276,967 for the year ended December 31, 2012, compared to operating expenses of $1,162,182 for the year ended December 31, 2011. Operating expenses were lower for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily as a result of decrease in bank and interest charges, and professional fees. This increase was partial offset by an increase in exploration expenditures.

We incurred bank charges and interest of $81,007, for the year ended December 31, 2012, compared to $888,361 for the year ended December 31, 2011. The decrease in bank charges and interest is primarily attributable to the elimination of two convertible promissory notes issued in June 2010 to Temasek as part of the consideration that was provided in exchange for a fifty percent equity interest in Beardmore, an entity which indirectly hold mining rights to properties in Peru, and option to acquire up to a one hundred percent interest in Beardmore. In connection with a settlement and release agreement we entered into in September 2011 that provided for our relinquishment of our fifty percent interest in the outstanding capital stock of Beardmore, our obligations under such outstanding convertible promissory notes with an aggregate principal balance of $3,500,000 was cancelled.

We incurred a decrease in professional fees to $58,975 for the year ended December 31, 2012 from professional fees of $149,632 incurred during the year ended December 31, 2011. The decrease in professional fees is attributable to reduced activities in Latin America and more work done in-house.

Mineral property exploration expenditures for the year ended December 31, 2012 were $48,889 compared to $10,978 for the year ended December 31, 2011. Mineral property exploration expenditures incurred related to consulting services for the investigation, review and evaluation of potential exploration and development opportunities, that included unpatented mining claims situated in Lincoln County, Montana and lode mining claims situated in Owyhee County, Idaho which we acquired in December 2011, and the location and staking of the Skip claims in 2012. The increase in mineral property exploration expenditures is attributable to increased exploration activity.

The decrease in operating expenses for the year ended December 31, 2012, as compared to the same period in the prior year, was partially offset by increases in exploration expense, and filing and transfer agent fees. The increasing in filing agrees relates primarily to XBRL consulting fees. We incurred a decrease in consulting and management fees to $52,750 for the year ended December 31, 2012 from consulting and management fees of $77,518 for the year ended December 31, 2011. The decrease in consulting and management fees was due to a reduction in the services we retained for both project supervision and administrative management services in Latin America, and more work brought in-house.

Other Items

We reported under other items a writedown of  mineral property of $5,000,000 for the year ended December 31, 2011, as compared to $33,000 for the year ended December 31, 2012. During the year ended December 31, 2011, we reported a write-down of $5,000,000 attributable to the disposition the mining rights to properties in Peru indirectly held by Beardmore.

Net (Income) Loss

As a result of the above, for the year ended December 31, 2011 we reported a net loss from continuing operations of $6,162,182 and a net loss of $7,931,411 after offsetting $1,769,229 attributable to the discontinued operations of Beardmore Holdings, Inc. As a result of the above, for the year ended December 31, 2011 we reported a net loss of $7,931,411. For the year ended December 31, 2012, we reported a net loss of $309,967.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted operating loss per common share was $0.01 and $0.20 for the years ended December 31, 2012 and December 31, 2011, respectively.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of nil, compared to $2,194 at December 31, 2011, and a working capital deficit of $570,948, compared to a working capital deficit of $412,025 at December 31, 2011.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests situated in Owyhee County, Idaho that comprise of the South Idaho Silver Project. Depending on funding availability, our proposed plan of exploration anticipates that we will incur aggregate exploration related expenditures of $260,000 over the next twelve months, with a total of $664,000 in exploration planned for the next twenty four months. We have sought and received waivers on project payments due in the year ended December 31, 2012.

In addition to any expenditures related to any exploration activity, our business plan provides for spending of approximately $15,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure for general and administrative expenses of $180,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses, and management consulting.

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

We plan where possible to reduce our working capital deficit by re-negotiating liabilities to reduce via settlement, issuance of common or preferred stock, or issuance lf longer term notes. There is no assurance these efforts will be successful.

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

Cash Used in Operating Activities

Operating activities in the year ended December 31, 2012 and 2011 used cash of $94,707 and $194,685, respectively, which reflect our recurring operating losses. Our net loss from continuing operations of $6,162,182 reported for year ended December 31, 2011 was the primary reason for our negative operating cash flow. Our reporting of negative operating cash flows for the year ended December 31, 2011 was offset by accrued interest of $885,488, a write down of assets of $5,000,000 and an increase in accounts payable and accrued liabilities of $56,013.Our net loss from operating activities of $276,967 for the year ended December 31,2012 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the year ended December 31, 2011, cash flows used in investing activities was $Nil, as compared to $Nil used in investing activities during the year ended December 31, 2012.

Cash from Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2011 was $137,500, which consisted of $37,500 related to the issuance of a convertible note to a private party. and $100,000 as proceeds from the exercise of warrants to acquire 1,000,000 shares. Net cash provided by financing activities for the year ended December 31, 2012 was $92,500 related to the issuance of a convertible note to a private party.

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

On June 6, 2012, we issued Asher an unsecured convertible promissory note (the “June 2012 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note. The June 2012 Note has a maturity date of March 6, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.

On December 18, 2012, we issued Asher an unsecured convertible promissory note (the “December 2012 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note. The December 2012 Note has a maturity date of September 20, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our acquisition of the Boulder Hill Project and the South Idaho Silver Project are described above in Part I, Item 1 of this Annual Report on Form 10-K

Off Balance Sheet Arrangements

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

Going Concern

We have incurred net loss for the period from inception on September 5, 1997 to December 31, 2012 of $19,087,770 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Convertible debt

The Company has adopted ASC 470-20, “Debt with Conversion and Other Options” and applies this guidance retrospectively to all periods presented upon those fiscal years. The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed or adjustable rates.  The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

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

Recent Accounting Pronouncements

In March 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters”.  The amendments in this update resolve the diversity in practice about whether Subtopic 810-10, “Consolidation – Overall”, or Subtopic 830-30, “Foreign Currency Matters - Translation of Financial Statements”, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU No. 2013-05 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted, and should be applied retrospectively to all prior periods presented.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-04, “Liabilities”.  This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU No. 2013-04 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, “Comprehensive Income”.  The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 will be effective prospectively for reporting periods beginning on or after 15 December 2012, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In January 2013, FASB issued ASU No. 2013-01, “Balance Sheet”.  The amendments in this update clarify that the scope of ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2013-01 will be effective for fiscal years beginning on or after 1 January 2013 and interim periods within those annual periods, and to be applied retrospectively for all comparative periods presented. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In July 2012, FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other”.  This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent.  ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

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

ITEM 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2011,and as of December 31,2012, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion of our management was based on the material weaknesses described below is Management’s Report on Internal Control Over Financial reporting.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria because of the material weaknesses discussed below. This assessment was based on the size of our company and the fact that we have only one financial expert on our management team, no independent audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name	Age	Position	Served Since

Piero Sutti-Keyser	38	Chief Executive Officer, Director	2011
Gilberto Zapata	31	Chief Financial Officer, Secretary & Treasurer	2012
Robert Van Tassell	77	Director	2006
Gordan Sredl	40	Director	2012

Piero Sutti-Keyser, Chief Executive Officer & Director.   Mr. Sutti-Keyser was appointed to serve as a member of our board of directors in October 2011 and has served as our Chief Executive Officer and Principal Executive Officer, since February 24, 2012. In 2005, Mr. Sutti-Keyser joined Sterling Mining de Mexico, SA. de C.V. as administrative manager for the exploration and production mining company. In 2006 to 2008, Mr. Sutti-Keyser was promoted to country manager for Sterling Mining de Mexico, SA. de C.V.  Since 2008, Mr. Sutti-Keyser has worked as Vice-President responsible for management of administration, acquisition and oversight of exploration programs and as a member of the Board of Directors for LitioMex S.A. de C.V., a privately held exploration mining company in Mexico.

Mr. Sutti-Keyser serves on our board of directors because he has significant experience and expertise in mining administration and management of junior mining exploration activities.

Gilberto Zapata, Chief Financial Officer, Secretary and Treasurer. Mr. Zapata has served as our Chief Financial Officer, Principal Financial Officer, Secretary and Treasurer since February 24, 2012. In 2008, Mr. Zapata joined LitioMex S.A. de C.V., a privately held exploration mining company in Mexico, and currently serves as its Chief Financial Officer. From 2006 to 2008, Mr. Zapata worked as a general accountant at Sterling Mining De Mexico, an exploration and production mining company in Mexico. Mr. Zapata has also served since January 2010 as a consultant to Santa Fe Metals Corp., a company public traded on the Toronto Stock Ventures Exchange.  Mr. Zapata has an MBA from Thunderbird University in Arizona.

Robert Van Tassell, Director. Mr. Van Tassell has served on our Board of Directors since December 2006. Mr. Van Tassell has been involved in the Canadian mining industry for over fifty years. Before retiring from full-time ventures in 1998, he spent the prior sixteen years (1982-1998) as Vice President of Exploration for the precious metals venture Goldcorp Inc., formerly known as Dickenson Mines. Exploration teams led by Mr. Van Tassell are credited with such discoveries as the Husky Mine, the Minto copper deposit currently being mined by Captstone Mining, and more recently, Goldcorp’s High Grade Zone. From 1984 through 1993, Mr. Van Tassell served as a board member of the Prospectors and Developers Association of Canada (PDAC), including as Chairman of the PDAC’s Program and Environmental Committees. Mr. Van Tassell also served as a director of the Yukon Chamber of mines for eleven years, two of them as President. He served four terms on the board of the Northern Resource Conferences, two of them as Chairman, and has taught introductory and advanced prospecting courses for the Chamber of Mines. He is a Life Member of the CIM and a member of the Geological Association of Canada.

Mr. Van Tassell has been credited with leading the discovery of mines in Canada and has served as Vice President of Exploration with a leading mining company. Mr. Van Tassell brings to our Board a depth of understanding as to our company’s business, history and organization and the various challenges we face in the current economic environment.

Gordan Sredl, Director. Mr. Sredl has served as a director since February 24, 2012. Since 2006, Mr. Sredl has served as Director of Association for Giu Promins, a business association for mining, quarrying, lime and explosives based in the Republic of Croatia.  From 2003 to 2006, Mr. Sredl served as a Professional Associate in the Croatian Chamber of Commerce - association of nonmetal and business materials.  From 1997 to 2002, Mr. Sredl served as an Assistant with the Croatian geological survey assisting in mapping mineral resources for the Republic of Croatia. Mr. Sredl brings to the Board a wealth of industry experience and this experience is a valued asset to our Board.

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

•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board
;

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions:

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.

ITEM 11. Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers whose total salary and bonus awards exceeded $100,000 during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2012 and 2011:

Summary Compensation Table

Name (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total ($)
Pierro Sutti-Keyser, CEO (3)	2012	0	0	0	0	10,000	10,000
Gilberto Zapata, CFO (4)	2012	0	0	0	0	4,750	4,750
Norman Bracht Former CEO (5)	2011	-	-	-	-	13,500	13,500
Tony Langford Former CEO, CFO, Secretary & Treasurer (6)	2011	-	-	-	4,881	42,548	47,429
___________

(1)
The amounts in the table reflect the grant date fair value of options awards to the named executive officer in accordance with Accounting Standards Codification Topic 718. The ultimate values of the options awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised. See the “Outstanding Equity Awards at Fiscal Year-End” table below for information regarding all outstanding awards.

(2)	The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to the payment of consulting fees during the period reported.
(3)	Mr. Sutti-Keyser was appointed Chief Executive Officer in February 2012. Mr. Sutti-Keyser received no cash compensation in 2011.
(4)	Mr. Zapata was appointed the Chief Financial Officer in February 2012.
(4)	Mr. Bracht served as our Chief Executive Officer from October 22, 2010 until his death on September 22, 2011.

(5)
Mr. Langford was appointed as our Chief Financial Officer, Secretary, and Treasurer on July 24, 2010 and was appointed as our Chief Executive Officer on October 10, 2011. Mr. Langford resigned from each of these positions on February 24, 2012.

Compensation Components

Base Salary. At this time, we do not compensate our executive officers by the payment of salaries, but did compensate Mr. Langford for his service as an executive officer in 2011 through the indirect payment fees to a company controlled by Mr. Langford. Mr. Langford is the President and Chief Executive Officer of The Langford Group, Inc. (“Langford Group”). On August 25, 2010, we entered into a Consulting Agreement (the “Agreement”) with Langford Group.  The Agreement was effective as of July 24, 2010 and terminated on October 24, 2010. Pursuant to the terms of the Agreement, Langford Group was retained to provide us with financial management services. As compensation for such services, Langford Group received a monthly management fee of $2,500 U.S. Dollars, payable on the 15th day of the month to which payment of such management fee relates. Despite the termination of the Agreement, we continued to pay Langford Group the monthly management fee of $2,500 U.S. Dollars for each month that Mr. Langford served as an executive officer. Mr. Langford for his services as a consultant received an additional $12,548 during the year.

Mr. Bracht was paid $13,500 in consulting fees for the year ended December 31, 2011.

Bonuses. At this time, we do not compensate our executive officers by the payment of bonus compensation.

Stock Options. Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company. We did not grant any stock options to our executive officers during the years ended December 31, 2012. . In 2011, Mr. Langford, our former Chief Financial Officer received 100,000 options at a strike price of $0.07 that have an option expiration date of December 10, 2013.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding outstanding equity awards held at December 31, 2012, by the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Pietro Sutti-Keyser, CEO	75,000	75,000	-	-

Stock Option Plan

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
as of December 31, 2012

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

We do not have any employment agreements with any of our executive officers..

Compensation of Directors

Norman Bracht, who served as both an executive officer and member of our board of directors during 2011, did not receive any compensation for serving on the board of directors. All compensation paid to Mr. Bracht was in consideration for his service as an executive officer and is set forth above in Summary Compensation Table.

The following table provides compensation for non-employee directors who served during fiscal 2012:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Robert Van Tassell	-	-	-	-

Piero Sutti-Keyser (2)	-	-	10,000	10,000

Gordon Sredl (3)		-	11,017	11,017

(1)  The amounts in the table reflect the grant date fair value of option awards to the named directors in accordance with Accounting Standards Codification Topic 718. The ultimate values of the options awards to directors generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

(2)  During the year ended December 31, 2012, Mr. Sutti-Keyser, who also serves as our Chief Executive Officer, received $10,000 pursuant to a consulting agreement with the Company.  This compensation is disclosed in the Executive Compensation Table above.

(3)  During the year ended December 31, 2012, the Company recorded invoices for the geological services of Mr. Sredl

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 31, 2013, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Name	Number of Shares of Common	Number of Shares of Preferred (1)	Total Number of Voting Shares	Percentage (2)
Officers & Directors:
Pierro Sutti-Keyser, Chief Executive Officer & Director	100,000	4,545,600	9,191,200	4.86%
Gilberto Zapata, Director	-0-	2,000,000	4,000,000	4.25%
Gordon Sredl, Director	-0-	4,000,000	8,000,000	4.23%
5% or Greater:
Brookville Enterprises	-0-	8,250,000	16,500,000	8.72%
Camilo Velasquez	200,000	6,000,000	12,200,000	6.45%
Nikolai Terry	-0-	8,000,000	16,000,000	8.46%
Nevada Mineralfields, Inc.	-0-	8,000,000	16,000,000	8.46%
TOTAL	300,000	40,795,600	81,891,200	43.31%

(1)	1 share of Class A Preferred Convertible Share is equal to the vote of 2 shares of common stock.

(2)
Based upon 93,917,330 shares of common stock issued and outstanding on January 31, 2013 and the Class A Preferred Convertible Shares having a voting equivalent of 95,137,000 shares of common stock for total voting shares of 189,054,330.

(3)	Unless otherwise provided, the address of each person is c/o Carrera 49 No. 51-11 Suite 402, Copacabana, Antioquia, Colombia.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of First Colombia Gold Corp. common stock that are issuable upon the exercise of stock options exercisable within 60 days of January 31, 2013. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

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

Options Issued to Officers & Directors

There were no options issued during the year ended December 31, 2012.

Preferred Shares Issued to Officers & Directors

In February 2013,  the Company’s Chief Executive Officer, Mr. Sutti-Keyser and its directors, Mr. Zapata and Sredl, received a total of 14,682,100 shares with a deemed market value of $32,300 to settle liabilities of approximately $32,300.

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

ITEM 14. Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by James Stafford, Chartered Accountants for professional services for the fiscal year ended December 31, 2012 and for professional services for the fiscal year ended December 31, 2011:

	Fiscal 2012 Fees	Fiscal 2011 Fees
Fee Category
Audit Fees	$24,258	$17,848
Audit-Related Fees	$9,365	$14,080
Tax Fees	-	-
AllOOther Fees	-	-

Total Fees	$33,623	$31,928

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

During fiscal 2012 or 2011, our independent registered public accounting firm did not bill us for any Tax Fees or Other Fees.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of James Stafford, Chartered Accountants on the consolidated financial statements of the Company for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended December 31, 2012 and December 31, 2011 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2012 and 2011, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit Number	Description

2.1	Articles of Merger (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 27, 2008, and incorporated herein by reference)

2.2	Agreement and Plan of Merger (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed May 27, 2008,and incorporated herein by reference)

2.3	Articles of Merger (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 9, 2010, and incorporated herein by reference)

2.4	Agreement and Plan of Merger (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 9, 2010, and incorporated herein by reference)

Exhibit Number	Description

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10 Registration Statement (SEC File No. 000-51203, and incorporated herein by reference)

3.2
Certificate of Amendment to Articles of Incorporation, evidencing name change to “FinMetal Mining Ltd. ” ( filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and incorporated herein by reference)

3.3	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 27, 2008, and incorporated herein by reference)

3.4	Amended and Restated By-laws of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2008, and incorporated herein by reference)

3.5	Amendment to the Articles of Incorporation of the Company, dated February __, 2013, filed herewith.
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

4.3	Certificate of Designation of Class A Preferred Convertible Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 15, 2012, and incorporated herein by reference)
4.4
Convertible Promissory Note Issued June 6, 2012 by the Company to Asher Enterprises, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 9, 2012, and incorporated herein by reference)

4.5
Convertible Promissory Note Issued December 18, 2012 by the Company to Asher Enterprises, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 4, 2013, and incorporated herein by reference)

10.1
Agreement between the Company and Sapo Holdings SA dated April 1, 2011 (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference)

10.2
Mineral Right Option Agreement between the Company and Temasek Investments Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2008, and incorporated herein by reference)

10.3
Amendment to Mineral Right Option Agreement between the Company and Temasek Investments, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 20, 2009, and incorporated herein by reference)

10.4
Second Amendment to Mineral Right Option Agreement, dated February 3, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2010, and incorporated herein by reference)

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

Index to Financial Statements	Page (s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets - December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010 and from Inception on September 5, 1997 to December 31, 2012	F-3

Consolidated Statements of Changes in Stockholders’ Equity from Inception on September 5, 1997 to December 31, 2012	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010 and from Inception on September 5, 1997 to December 31, 2012	F-5

Notes to Consolidated Financial Statements	F-6

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of
First Colombia Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of First Colombia Gold Corp. (An Exploration Stage Company) (the “Company”) as of 31 December 2012 and 2011 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficiency) for each of the years in the three-year period ended 31 December 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at 31 December 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended 31 December 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/   James Stafford
        James Stafford
        Chartered Accountants
        Vancouver, Canada
        26 March 2013

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 31 December 2012	As at 31 December 2011
	$	$
Assets

Current
Cash and cash equivalents	-	2,194
Amounts receivable (Note 6)	27,500	-

	27,500	2,194

Mineral property interests (Note 3)	32,500	65,500

Property and equipment (Note 4)	5,874	8,391

	65,874	76,085

Liabilities

Current
Bank indebtedness	13	-
Accounts payable and accrued liabilities (Note 5)	528,255	400,797
Convertible promissory notes (Note 6)	69,730	13,422

	597,998	414,219

Stockholders’ deficiency
Common stock (Note 8)
Authorized
200,000,000 common shares, par value $0.00001
150,000,000 blank check preferred shares, no par value
50,000,000 designated class A preferred shares, par value $0.001
Issued and outstanding
31 December 2012 – 83,686,238 common shares, par value $0.00001
31 December 2011 – 41,503,585 common shares, par value $0.00001	837	415
Additional paid in capital	18,554,809	18,439,254
Deficit, accumulated during the exploration stage	(19,087,770)	(18,777,803)

	(532,124)	(338,134)

	65,874	76,085

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Events (Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 September 1997 to 31 December 2012 (Unaudited)	For the year ended 31 December 2012	For the year ended 31 December 2011	For the year ended 31 December 2010
	$	$	$	$
Expenses
Amortization – property and equipment (Note 4)	43,735	2,517	3,597	5,137
Amortization – website development cost	40,001	-	-	10,833
Bank charges and interest (Note 6)	1,642,055	81,007	888,361	663,090
Consulting and management fees (Note 7)	5,341,682	52,750	77,518	280,122
Foreign exchange (gain) loss	19,657	-	(16)	1,074
Investor communication and promotion	632,746	175	-	14,000
Office and administrative (recovery)	110,794	1,117	(6,141)	(131)
Professional fees (Note 7)	873,268	58,975	149,632	88,450
Rent	57,016	600	-	2,000
Stock-based compensation (Note 8)	22,399	-	22,399	-
Telephone	54,659	-	-	-
Transfer agent and filing fees	100,520	30,937	15,854	11,439
Travel and accommodation	377,754	-	-	-
Website maintenance	86,000	-	-	20,000
Mineral property exploration expenditures (Note 3)	5,103,074	48,889	10,978	-

Net operating loss before other items	(14,505,360)	(276,967)	(1,162,182)	(1,096,014)

Other items
Forgiveness of debt	39,000	-	-	-
Gain on sale of oil and gas property	10,745	-	-	-
Interest income	102,561	-	-	-
Recovery of expenses	4,982	-	-	-
Write-down of mineral property interests (Note 3)	(5,033,000)	(33,000)	(5,000,000)	-
Write-down of incorporation cost	(12,500)	-	-	-
Write-down of assets	(14,111)	-	-	-

Net operating loss before income taxes	(19,407,683)	(309,967)	(6,162,182)	(1,096,014)

Future income tax recovery (Note 11)	2,319,871	-	-	-

Net operating loss from continuing operations	(17,087,812)	(309,967)	(6,162,182)	(1,096,014)

Discontinued operations of Beardmore Holdings, Inc. (Note 13)	(1,999,958)	-	(1,769,229)	(36,174)

Net operating loss and comprehensive loss for the period	(19,087,770)	(309,967)	(7,931,411)	(1,132,188)

Loss per common share – basic and diluted
Continuing operations		(0.01)	(0.16)	(0.03)
Discontinued operations		(0.00)	(0.04)	(0.00)
Loss and comprehensive loss		(0.01)	(0.20)	(0.03)

Weighted average number of common shares – basic and diluted		50,700,942	39,484,460	31,638,831

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 September 1997 to 31 December 2012 (Unaudited)	For the year ended 31 December 2012	For the year ended 31 December 2011	For the year ended 31 December 2010
	$	$	$	$
Cash flows used in operating activities
Loss from continuing operations	(17,087,812)	(309,967)	(6,162,182)	(1,096,014)
Adjustments:
Amortization	83,736	2,517	3,597	15,970
Accrued interest	1,625,766	79,785	885,488	660,493
Consulting fees	40,200	-	-	-
Forgiveness of debt	(24,000)	-	-	-
Future income tax recovery	(2,319,871)	-	-	-
Gain on sale of oil and gas property	(10,745)	-	-	-
Mineral property acquisition	1,816,000	-	-	-
Stock-based compensation	3,609,399	-	22,399	-
Write-down of mineral property interests	5,033,000	33,000	5,000,000	-
Changes in operating assets and liabilities
Amounts receivable	(27,500)	(27,500)	-	-
Accounts payable and accrued liabilities	528,175	127,458	56,013	(418,394)

Net cash used in continuing operating activities	(6,733,652)	(94,707)	(194,685)	(837,945)

Net cash used in discontinued operations	(186,440)	-	(10,640)	(36,250)

Cash flows from financing activities
Bank indebtedness	13	13	-	-
Cost of repurchase of common stock	(1,000)	-	-	-
Convertible loan	130,000	92,500	37,500	-
Warrants exercised	100,000	-	100,000	-
Issuance of common stock, net of share issue costs	8,311,915	-	-	1,940,000

Net cash provided by continuing financing activities	8,540,928	92,513	137,500	1,940,000

Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-
Oil and gas exploration	(22,609)	-	-	-
Mineral property acquisition	(48,609)	-	-	-
Purchase of equipment	(53,550)	-	-	-
Website development cost	(40,000)	-	-	-

Net cash used in continuing investing activities	(121,414)	-	-	-

Net cash used in discontinued operations	(1,499,422)	-	-	(1,000,000)

Increase (decrease) in cash and cash equivalents	-	(2,194)	(67,825)	65,805

Cash and cash equivalents, beginning of period	-	2,194	70,019	4,214

Cash and cash equivalents, end of period	-	-	2,194	70,019

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
For the Period from Inception to the Year Ended 31 December 2008 (Unaudited)
For the Years Ended 31 December 2009 to 2012 (Audited)

	Number of shares issued	Common stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ equity (deficiency)
		$	$	$	$

Balance at 5 September 1997 (inception)	-	-	-	-	-
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	1,000
Net loss for the period	-	-	-	(2,522)	(2,522)

Balance at 30 September 1997	4,000	1	999	(2,522)	(1,522)
Common shares issued for acquisition of oil and gas properties ($25 per share)	400	-	10,000	-	10,000
Common shares issued for cash ($0.25 per share)	4,000	1	999	-	1,000
Net loss for the year	-	-	-	(1,246)	(1,246)

Balance at 30 September 1998	8,400	2	11,998	(3,768)	8,232
Common shares issued for cash ($25 per share)	4,000	1	99,999		100,000
Common shares repurchased for cash ($0.25 per share)	(4,000)	(1)	(999)	-	(1,000)
Net loss for the year	-	-	-	(9,569)	(9,569)

Balance at 30 September 1999	8,400	2	110,998	(13,337)	97,663
Net loss for the year	-	-	-	(34,290)	(34,290)

Balance at 30 September 2000	8,400	2	110,998	(47,627)	63,373
Net loss for the year	-	-	-	(14,296)	(14,296)

Balance at 30 September 2001	8,400	2	110,998	(61,923)	49,077
Net income for the year	-	-	-	10,954	10,954

Balance at 30 September 2002	8,400	2	110,998	(50,969)	60,031
Net income for the year	-	-	-	2,387	2,387

Balance at 30 September 2003	8,400	2	110,998	(48,582)	62,418
Common shares issued for cash ($1.50 per share) and for services ($6 per share)	8,569	1	62,699	-	62,700
Donated capital	-	-	5,000	-	5,000
Net loss for the year	-	-	-	(64,175)	(64,175)

Balance at 30 September 2004	16,969	3	178,697	(112,757)	65,943
Donated capital	-	-	3,000	-	3,000
Net loss for the period	-	-	-	(7,750)	(7,750)

Balance at 31 December 2004	16,969	3	181,697	(120,507)	61,193
Common shares repurchased ($0.25 per share)	(4,000)	(1)	(999)	-	(1,000)
Donated capital	-	-	8,200	-	8,200
Net loss for the year	-	-	-	(40,652)	(40,652)

Balance at 31 December 2005	12,969	2	188,898	(161,159)	27,741

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
For the Period from Inception to the Year Ended 31 December 2008 (Unaudited)
For the Years Ended 31 December 2009 to 2012 (Audited)

	Number of shares issued	Common stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$	$	$

Balance at 31 December 2005	12,969	2	188,898	-	-	(161,159)	-	27,741
Common shares issued for cash ($0.125 per share)	1,200,000	12	149,988	-	-	-	-	150,000
Common shares cancelled	(8,467)	(1)	1	-	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)	50,000	1	1,279,999	-	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)	97,500	1	2,417,999	(2,321,280)	-	-	-	96,720
Common shares issued for cash ($10 per share)	279,950	2	2,799,498	-	-	-	-	2,799,500
Share issue costs		-	(254,500)	-	-	-	-	(254,500)
Net loss for the year	-	-	-	-	-	(2,506,896)	-	(2,506,896)

Balance at 31 December 2006	1,631,952	17	6,581,883	(2,321,280)	-	(2,668,055)	-	1,592,565
Common shares issued for cash ($25 per unit)	121,800	1	2,944,578	-	-	-	-	2,944,579
Share issue costs	-	-	(212,450)	-	-	-	-	(212,450)
Warrants issued	-	-	100,421	-	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share)	46,250	1	1,341,249	(1,341,250)	-	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share	20,000	1	535,999	-	-	-	-	536,000
Stock-based compensation	-	-	3,023,282	2,936,734	-	-	-	5,960,016
Stock awards cancelled	(97,500)	(1)	1	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(9,511,457)	-	(9,511,457)

Balance at 31 December 2007	1,722,502	18	14,314,963	(725,796)	-	(12,179,512)	-	1,409,674
Stock-based compensation	-	-	-	725,796	-	-	-	725,796
Stock awards cancelled	(31,250)	(1)	1	-	-	-	-	-
Stock options forfeited	-	-	(3,245,532)	-	-	-	-	(3,245,532)
Common shares issued for acquisition of mineral rights ($0.25 per share) (Notes 3, 8, 12 and 13)	2,500,000	25	624,975	-	-	-	-	625,000
Share subscriptions received in advance	-	-	-	-	613,583	-	-	613,583
Net income for the year	-	-	-	-		983,065	-	983,065

Balance at 31 December 2008	4,191,252	42	11,694,408	-	613,583	(11,196,447)	-	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 8)	5,412,333	54	811,796	-	(613,583)	-	-	198,267
Share issue costs	-	-	(81,185)	-	-	-	-	(81,185)
Common shares issued for acquisition of mineral rights ($0.11 per share) (Notes 3, 8, 12 and 13)	3,500,000	35	384,965	-	-	-	-	385,000
Business acquisition (Note 13)	-	-	-	-	-	-	3,375,000	3,375,000
Net income for the year	-	-	-	-	-	1,482,243	-	1,482,243

Balance at 31 December 2009	13,103,585	131	12,809,984	-	-	(9,714,204)	3,375,000	6,470,911

First Colombia Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
For the Period from Inception to the Year Ended 31 December 2008 (Unaudited)
For the Years Ended 31 December 2009 to 2012 (Audited)

	Number of shares issued	Common stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Non- controlling interest	Total stockholders’ equity (deficiency)
		$	$	$	$	$

Balance at 31 December 2009	13,103,585	131	12,809,984	(9,714,204)	3,375,000	6,470,911
Business acquisition ($0.25 per share) (Notes 3, 8 and 12)	5,000,000	50	1,239,950	-	(1,125,000)	115,000
Common shares issued for cash ($0.10 per unit) (Note 8)	18,750,000	188	1,015,720	-	-	1,015,908
Warrants issued (Note 8)	-	-	859,092	-	-	859,092
Warrants exercised (Note 8)	1,650,000	16	164,984	-	-	165,000
Share issue costs	-	-	(100,000)	-	-	(100,000)
Beneficial conversion feature (Notes 6 and 12)	-	-	2,240,000	-	-	2,240,000
Net loss for the year	-	-	-	(1,132,188)	-	(1,132,188)

Balance at 31 December 2010	38,503,585	385	18,229,730	(10,846,392)	2,250,000	9,633,723
Common shares issued for acquisition of the Boulder Hill Claims and Project ($0.03 per share) (Notes 3, 8 and 12)	1,000,000	10	29,990	-	-	30,000
Common shares issued for acquisition of the South Idaho Silver Project ($0.03 per share) (Notes 3, 8 and 12)	1,000,000	10	29,990	-	-	30,000
Warrants exercised (Note 8)	1,000,000	10	99,990	-	-	100,000
Disposal of investment in Beardmore Holdings, Inc. (Notes 3 and 13)	-	-	-	-	(2,250,000)	(2,250,000)
Beneficial conversion feature (Note 6)	-	-	27,155	-	-	27,155
Stock-based compensation (Note 8)	-	-	22,399	-	-	22,399
Net loss for the year	-	-	-	(7,931,411)	-	(7,931,411)

Balance at 31 December 2011	41,503,585	415	18,439,254	(18,777,803)	-	(338,134)
Common shares issued on conversion of convertible promissory note) (Notes 6 and 8)	42,182,653	422	34,478	-	-	34,900
Beneficial conversion feature (Note 6)	-	-	81,077	-	-	81,077
Net loss for the year	-	-	-	(309,967)	-	(309,967)

Balance at 31 December 2012	83,686,238	837	18,554,809	(19,087,770)	-	(532,124)

The accompanying notes are an integral part of the consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

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

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business. Its planned principal operations have not commenced and no revenue has been derived during the organization period.

The business of mining and exploring for minerals involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations.  The recoverability of the carrying value of exploration properties and the Company’s continued existence are dependent upon the preservation of its interest in the underlying properties, the discovery of economically recoverable reserves, the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary, or alternatively upon the Company’s ability to dispose of its interests on an advantageous basis.  Changes in future conditions could require material write downs of the carrying values.

Although the Company has taken steps to verify the title to the properties on which it is conducting exploration and in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

The Company’s consolidated financial statements as at 31 December 2012 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $309,967 for the year ended 31 December 2012 (2011– $7,931,411, 2010 – $1,132,188, cumulative – $19,087,770) and has a working capital deficit of $570,498 at 31 December 2012 (2011 – $412,025), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  The Company’s solvency, ability to meet its liabilities as they become due and to continue its operations, is essentially solely dependent on funding provided by Asher Enterprises, Inc. (“Asher”). If Asher is unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

2.     Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Principles of consolidation

All inter-company balances and transactions have been eliminated in these consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at 31 December 2012, the Company had bank indebtedness in the amount of $13 (2011 – cash and cash equivalents of $2,194).

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
31 December 2012

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

Estimated future removal and site restoration costs, when determinable, are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

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

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2012, the Company did not have items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, the financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing stock-based compensation. The adoption of ASC 718 did not change the way the Company accounts for stock-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.   Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

Financial instruments

The carrying value of amounts receivable, bank indebtedness, accounts payable and convertible promissory notes approximates their fair value because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.  As at 31 December 2012, the Company did not have any asset retirement obligations.

Convertible debt

The Company has adopted ASC 470-20, “Debt with Conversion and Other Options” and applies this guidance retrospectively to all periods presented upon those fiscal years. The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed or adjustable rates.  The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

Recent Accounting Pronouncements

In March 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters”.  The amendments in this update resolve the diversity in practice about whether Subtopic 810-10, “Consolidation – Overall”, or Subtopic 830-30, “Foreign Currency Matters - Translation of Financial Statements”, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.  In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity.  ASU No. 2013-05 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted, and should be applied retrospectively to all prior periods presented.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-04, “Liabilities”.  This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors.  ASU No. 2013-04 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In February 2013, FASB issued ASU No. 2013-02, “Comprehensive Income”.  The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 will be effective prospectively for reporting periods beginning on or after 15 December 2012, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In January 2013, FASB issued ASU No. 2013-01, “Balance Sheet”.  The amendments in this update clarify that the scope of ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2013-01 will be effective for fiscal years beginning on or after 1 January 2013 and interim periods within those annual periods, and to be applied retrospectively for all comparative periods presented. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

In July 2012, FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other”.  This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent.  ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

3.     Mineral Property Interests

Boulder Hill Claims

On 16 December 2011, the Company entered into a Purchase and Sale Agreement (the “BHM Purchase”) with Boulder Hill Mines, Inc., an Idaho corporation (“Boulder Hill”), to purchase from Boulder Hill three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”) by making the following considerations to Boulder Hill (Note 9):

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Notes 8 and 12);

•	Pay $25,000 in cash by 16 December 2012 (unpaid, waived until 5 May 2013) (Notes 9 and 15); and

•	Pay $25,000 in cash by 16 December 2013.

During the year ended 31 December 2012, the Company recorded a write-down of mineral property in the amount of $15,000 (2011 - $Nil, 2010 - $Nil, cumulative - $15,000) related to the Boulder Hill Claims (Note 12).

Boulder Hill Project

On 30 September 2011, the Company entered into a non-binding letter of intent (“LOI”) with Boulder Hill to acquire by way of an assignment from Boulder Hill all of its rights, responsibilities and obligations under a state mineral lease and agreement (the “Option Agreement”) dated 15 July 2008 by and among Boulder Hill, James Ebisch (“James E”) and Ryan Riech (“Riech”)

James E and Riech, under the terms of the Option Agreement, hold the mining and mineral rights to a certain Montana State Metallferrous Gold Lease entered into with the State of Montana (the “Montana Gold Lease”) under which Boulder Hill was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on a property situated in Lincoln County, Montana (the “Boulder Hill Property”). The Montana Gold Lease is for a 10-year term and is subject to the 5% net smelter return (“NSR”) due to the State of Montana. The Option Agreement was amended on 1 August 2011 to reflect James E as the sole owner of the Montana Gold Lease.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

On 16 December 2011 (the “Effective Date”), the Company entered into an Assignment and Assumption Agreement (“BHM Assignment”) with Boulder Hill and James E, whereby Boulder Hill transferred and assigned the Company all of its right, title and interest, in, to and under the Option Agreement and the Company assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Option Agreement.

The BHM Assignment required the Company to make the following considerations to Boulder Hill (Note 9):

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Notes 8 and 12);

•	Pay $25,000 in cash by 16 December 2012 (unpaid, waived until 5 May 2013) (Notes 9 and 15); and

•	Pay $25,000 in cash by 16 December 2013.

The Option Agreement and the BHM Assignment provide that the Company will have exercised the option to acquire an undivided 100% of James E’s right, title and interest in and to the Montana Gold Lease after incurring an aggregate of $210,000 in exploration expenditures, paying James E an aggregate of $80,000 plus 5% of any joint-venture and buyout payments (the “JVBP”) and paying filing fees over the term of the Option Agreement.

The Option Agreement provides that the cash payments payable to James E shall be made according to the following schedule (Note 9):

•
$20,000 on or before 14 October 2012 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012; $17,000 unpaid, waived until 5 May 2013) (Notes 9 and 15);

•	$15,000 on or before 15 July 2013 plus 5% of any JVBP;

•	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

•	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows (Note 9):

•	On or before 16 December 2012, incur not less than an aggregate of $49,000 in exploration expenditures ($19,769 incurred, $29,231 not incurred, waived until 5 May 2013) (Notes 9 and 15); and

•	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, in order to maintain James E’s leasehold interest in the Boulder Hill Property the Company will be responsible for paying filing fees over the term of the Option Agreement and Boulder Hill Agreement and the following (Note 9):

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

•
Make advance royalty payments to James E of $25,000 per year, commencing on 15 July 2015 and continuing on 15 July each and every year thereafter for so long as the Company retains its leasehold interest in the Boulder Hill Property; and

•
Incur a minimum of $100,000 of annual exploration expenditures on the Boulder Hill Property on or before 15 July each and every year after 15 July 2011, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

During the year ended 31 December 2012, the Company recorded a write-down of mineral property in the amount of $18,000 (2011 - $Nil, 2010 - $Nil, cumulative - $18,000) related to the Boulder Hill Project (Note 12).

South Idaho Silver Project

On 7 December 2011 (the “Effective Date”), the Company entered into an Assignment and Assumption Agreement (the “CCS Assignment”) with Castle Creek Silver Inc. (“Castle Creek”), an Idaho corporation, and Robert Ebisch (“Robert E”) to acquire by way of assignment from Castle Creek all of its rights, responsibilities and obligations under an Option to Purchase and Royalty Agreement (the “Purchase Agreement”) dated 15 July 2011, by and between Castle Creek and Robert E.  Castle Creek, under the Purchase Agreement, had the option to acquire an undivided 100% of the right, title and interest of Robert E in the unpatented mining claims owned and situated in Owyhee County, Idaho (the “South Idaho Property”).

Pursuant to the terms of the CCS Assignment, Castle Creek transferred and assigned the Company all of its right, title and interest, in, to and under the Purchase Agreement and the Company assumed the assignment of the Purchase Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Purchase Agreement.

The Company agreed to make the following considerations to Castle Creek (Note 9):

•	Issue 1,000,000 restricted shares of the Company’s common stock by 12 December 2011 (issued on 7 December 2011 and valued at $30,000) (Notes 8 and 12);

•	Pay $50,000 by 7 December 2012 (unpaid; waived until 31 March 2013) (Note 9); and

•
Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Property. At any time from the Effective Date, the Company has the right to acquire the 1% NSR payable to Castle Creek for $250,000.

The Purchase Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Purchase Agreement provide that the Company will have exercised the option to acquire an undivided 100% of Robert E’s right, title and interest in and to the Property after incurring an aggregate of $210,000 in exploration expenditures, paying Robert E an aggregate of $80,000 plus 5% of any JVBP.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

The Purchase Agreement provides that the cash payments payable to Robert E shall be made according to the following schedule (Note 9):

•	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid on 31 January 2012);

•	$2,500 on or before 15 September 2012 plus 5% of any JVBP (unpaid, waived until 20 June 2013) (Note 9);

•	$5,000 on or before 15 September 2013 plus 5% of any JVBP;

•	$10,000 on or before 15 September 2014 plus 5% of any JVBP;

•	$15,000 on or before 15 September 2015 plus 5% of any JVBP;

•	$20,000 on or before 15 September 2016 plus 5% of any JVBP; and

•	$25,000 on or before 15 September 2017 plus 5% of any JVBP.

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Property shall be incurred as follows (Note 9):

•	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures (incurred);

•	On or before 15 September 2012, incur not less than an aggregate of $20,000 in exploration expenditures ($11,120 incurred, $8,880 not incurred, waived until 20 June 2013) (Note 9);

•	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

•	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments, exploration expenditures and filing fees, in order to maintain its interest in the South Idaho Property the Company will be responsible for the following (Note 9):

•
Make advance royalty payments to Robert E of $25,000 per year, commencing on 15 September 2015 and continuing on 15 September each and every year thereafter for so long as the Company retains its interest in the South Idaho Property; and

•
Incur a minimum of $100,000 of annual exploration expenditures on the South Idaho Property on or before 15 September each and every year after 15 September 2015, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

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
31 December 2012

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

By execution of the Settlement Agreement, the Company no longer has any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru; and, as a result, deconsolidated mineral property interests in the amount of $6,981,553 during the year ended 31 December 2011 related to Rio Santiago.  During the year ended 31 December 2011, the Company incurred $50,700 in exploration expenditures related to the Temasek Properties, which are included in discontinued operations for the year ended 31 December 2011.  During the year ended 31 December 2011, the Company also recorded a write down of mineral property interests of $5,000,000 (Note 13).

4.     Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	31 December 2012	31 December 2011
	$	$	$	$

Furniture, computer and office equipment	47,433	41,559	5,874	8,391

During the year ended 31 December 2012, total additions to property and equipment were $Nil (2011 - $Nil, 2010 - $Nil, cumulative - $53,550).

5.     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities as at 31 December 2012 is an amounts due to a former officer of the Company of $3,876 (2011 – $5,031). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 December 2012 is an amount due to a director of the Company of $10,817 (2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

Included in accounts payable and accrued liabilities as at 31 December 2012 is an amount due to an officer of the Company of $10,000 (2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 December 2012 is an amount due to an officer of the Company of $4,150 (2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 December 2012 are mineral property acquisition costs of $19,394 (2011 – $3,000) related to the Boulder Hill Project (Notes 3 and 12).

Included in accounts payable and accrued liabilities as at 31 December 2012 are exploration expenditures of $10,245 (2011 – $2,500) related to the South Idaho Silver Project (Notes 3 and 12).

During the year ended 31 December 2011, the Company deconsolidated accounts payable of $49,141 related to Rio Santiago (Note 13).

6.     Convertible Promissory Notes

a.     On 25 June 2010, the Company issued the $250,000 Convertible Note to Temasek bearing interest at a rate of 12% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due upon maturity on 25 September 2010 (Note 3).

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

On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $250,000 Convertible Note was cancelled (Notes 3 and 13). During the year ended 31 December 2012, the Company accrued interest expense of $Nil (2011 - $98,849, 2010 - $98,465, cumulative - $197,314), of which $Nil relates to the amortization of debt discount (2011 - $77,151, 2010 - $84,883, cumulative - $160,000) (Note 12).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

On 21 September 2011, the Company entered into the Settlement Agreement with Temasek whereby the $3,250,000 Convertible Note was cancelled (Notes 3 and 13).  During the year ended 31 December 2012, the Company accrued interest expense of $Nil (2011 - $783,562, 2010 - $562,027, cumulative - $1,345,589), of which $Nil relates to the amortization of debt discount (2011 - $501,479, 2010 - $359,014, cumulative - $860,493) (Note 12).

c.     On 23 November 2011, the Company issued a convertible note to Asher in the amount of $37,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 28 August 2012 (the “Asher Note”).  Any amount of principal or interest amount not paid on 28 August 2012 (the “Default Amount”) shall bear interest of 22% per annum commencing on 28 August 2012 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance plus accrued and unpaid interest plus the Default Amount into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 28 August 2012 or the date of the Default Amount is paid, at a conversion price equal to 58% of the market price for the common shares during the 10 trading days prior to the conversion.

The Asher Note contains a provision limiting the number of shares of common stock into which the Asher Note is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note anytime from the date of the Asher Note until 180 days thereafter, subject to a prepayment penalty in the amount of 130% to 150% of the outstanding principal and interest of the Asher Note based on the date of prepayment.

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  During the year ended 31 December 2012, the Company issued a total of 42,182,653 common shares to Asher valued at $34,900 upon various conversions of Asher Note, reducing the principal amount to $2,600 as at 31 December 2012 (Notes 8, 12 and 15).

During the year ended 31 December 2012, the Company accrued interest expense of $27,331 (2011 - $3,077, 2010 - $Nil, cumulative - $30,408), of which $24,328 relates to the amortization of debt discount (2011 - $2,827, 2010 - $Nil, cumulative - $27,155) (Note 12).

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
31 December 2012

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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.  During the year ended 31 December 2012, the Company accrued interest expense of $29,696 (2011 - $Nil, 2010 - $Nil, cumulative - $29,696), of which $27,155 relates to the amortization of debt discount (2011 - $Nil, 2010 - $Nil, cumulative - $27,155) (Note 12).

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

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 6 March 2013 or the date of the Default Amount #3 is paid, at a conversion price equal to 51% of the market price for the common shares during the 10 trading days prior to the conversion.

The Asher Note #3 contains a provision limiting the number of shares of common stock into which the Asher Note #3 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #3 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #3 anytime from the date of the Asher Note #3 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #3 based on the date of prepayment.

The fair value of the beneficial conversion feature was estimated at $26,422 and was recorded as additional paid-in capital.  During the year ended 31 December 2012, the Company accrued interest expense of $21,385 (2011 - $Nil, 2010 - $Nil, cumulative - $21,385), of which $20,131 relates to the amortization of debt discount (2011 - $Nil, 2010 - $Nil, cumulative - $20,131) (Note 12).

f.     On 18 December 2012, the Company issued a convertible note to Asher in the amount of $27,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 20 September 2013 (the “Asher Note #4”). Any amount of principal or interest amount not paid on 20 September 2013 (the “Default Amount #4”) shall bear interest of 22% per annum commencing on 20 September 2013 to the date the amount is paid.

The proceeds related to Asher Note #4 were received subsequent to the year ended 31 December 2012 (Note 15).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 20 September 2013 or the date of the Default Amount #4 is paid, at a conversion price equal to 45% of the market price for the common shares during the 30 trading days prior to the conversion.

The Asher Note #4 contains a provision limiting the number of shares of common stock into which the Asher Note #4 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #4 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #4 anytime from the date of the Asher Note #4 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #4 based on the date of prepayment.

The fair value of the beneficial conversion feature was estimated at $27,500 and was recorded as additional paid-in capital.  During the year ended 31 December 2012, the Company accrued interest expense of $1,373 (2011 - $Nil, 2010 - $Nil, cumulative - $1,373), of which $1,295 relates to the amortization of debt discount (2011 - $Nil, 2010 - $Nil, cumulative - $1,295) (Note 12).

g.     The following is the summary of convertible promissory notes that are issued and outstanding as at 31 December 2012 and 2011:

		2012	2011
		$	$

Asher Note	Principal net of debt discount	2,600	13,172
	Accrued interest	3,253	250

		5,853	13,422

Asher Note #2	Principal net of debt discount	37,500	-
	Accrued interest	2,541	-

		40,041	-

Asher Note #3	Principal net of debt discount	21,209	-
	Accrued interest	1,254	-

		22,463	-

Asher Note #4	Principal net of debt discount	1,295	-
	Accrued interest	78	-

		1,373	-

		69,730	13,422

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

7.     Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 31 December 2012 is an amount due to a former officer of the Company of $3,876 (2011 – $5,031). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 31 December 2012 is an amount due to a director of the Company of $10,817 (2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 31 December 2012 is an amount due to an officer of the Company of $10,000 (2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 31 December 2012 is an amount due to an officer of the Company of $4,150 (2011 – $Nil). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

During the year ended 31 December 2012, the Company paid or accrued $10,000 (2011 – $Nil, 2010 – $Nil) for management fees to an officer of the Company.

During the year ended 31 December 2012, the Company paid or accrued $4,750 (2011 – $Nil, 2010 – $Nil) for consulting and management fees to an officer of the Company.

During the year ended 31 December 2012, the Company paid or accrued $11,000 (2011 – $Nil, 2010 – $Nil) for consulting mineral exploration fees to a director of the Company.

During the year ended 31 December 2012, the Company paid or accrued $Nil (2011 – $9,000, 2010 – $Nil) for consulting fees to a former director of the Company.

During the year ended 31 December 2012, the Company paid or accrued $Nil (2011 - $3,150, 2010 – $37,800) for financial and administrative fees to a former officer of the Company.

During the year ended 31 December 2012, the Company paid or accrued $Nil (2011 - $42,548, 2010 – $12,500) for accounting and financial fees to a former officer of the Company.

During the year ended 31 December 2012, the Company paid or accrued $Nil (2011 - $13,500, 2010 – $5,000) for consulting fees to a former director and officer of the Company.

During the year ended 31 December 2011, the Company deconsolidated amounts due to related parties of $158,538 related to Rio Santiago (Note 13).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

8.     Common Stock

Authorized

The total authorized capital consists of

•	200,000,000 common shares with par value of $0.00001 (Note 15)
•	150,000,000 blank check preferred shares with no par value
•	50,000,000 designated class A preferred shares with par value of $0.001

Issued and outstanding

As at 31 December 2012, the total issued and outstanding capital stock is 83,686,238 common shares with a par value of $0.00001 per share.

On 15 November 2012, the Company designated 50,000,000 of the 200,000,000 authorized preferred shares as class A preferred shares with a par value of $0.001 per share.  Each class A preferred share is convertible into two common shares of the Company at the option of the holder and may be redeemed with 10 days’ notice at $0.01 per class A preferred share.  As at 31 December 2012, there was no class A preferred share issued and outstanding.

On 19 December 2012, the Company issued 2,739,726 common shares valued at $2,000 upon conversion of Asher Note (Note 6).

On 11 December 2012, the Company issued 2,857,143 common shares valued at $2,000 upon conversion of Asher Note (Note 6).

On 6 December 2012, the Company issued 2,784,810 common shares valued at $2,200 upon conversion of Asher Note (Note 6).

On 29 November 2012, the Company issued 2,876,712 common shares valued at $2,100 upon conversion of Asher Note (Note 6).

On 9 November 2012, the Company issued 2,758,621 common shares valued at $1,600 upon conversion of Asher Note (Note 6).

On 2 November 2012, the Company issued 2,833,333 common shares valued at $1,700 upon conversion of Asher Note (Note 6).

On 18 October 2012, the Company issued 2,878,788 common shares valued at $1,900 upon conversion of Asher Note (Note 6).

On 10 October 2012, the Company issued 2,784,810 common shares valued at $2,200 upon conversion of Asher Note (Note 6).

On 2 October 2012, the Company issued 2,784,810 common shares valued at $2,200 upon conversion of Asher Note (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

On 1 October 2012, the Company issued 2,151,899 common shares valued at $1,700 upon conversion of Asher Note (Note 6).

On 27 September 2012, the Company issued 2,117,647 common shares valued at $1,800 upon conversion of Asher Note (Note 6).

On 12 September 2012, the Company issued 2,100,000 common shares valued at $2,100 upon conversion of Asher Note (Note 6).

On 7 September 2012, the Company issued 2,166,667 common shares valued at $2,600 upon conversion of Asher Note (Note 6).

On 28 August 2012, the Company issued 2,121,212 common shares valued at $2,100 upon conversion of Asher Note (Note 6).

On 27 August 2012, the Company issued 2,121,212 common shares valued at $2,100 upon conversion of Asher Note (Note 6).

On 17 August 2012, the Company issued 2,105,263 common shares valued at $2,000 upon conversion of Asher Note (Note 6).

On 4 June 2012, the Company issued 2,000,000 common shares valued at $2,600 upon conversion of Asher Note (Note 6).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000.  Each Unit consists of one common share with par value $0.00001 and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011.  During the year ended 31 December 2011, 1,000,000 of the related share purchase warrants in this series were exercised.  As at 31 December 2012, none of the related share purchase warrants in this series remain outstanding.

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

Stock options

The following stock options are outstanding as at 31 December 2012:

	Number of options	Exercise price	Remaining life (years)
		$

Options	250,000	0.07	0.95
Options	75,000	0.15	8.84

	325,000

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

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

The following is a summary of stock option activities during the years ended 31 December 2012 and 2011:

	Number of stock options	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2012	400,000	0.085

Granted	-
Exercised	-	-
Expired	(75,000)	(0.070)

Outstanding and exercisable at 31 December 2012	325,000	0.088

Weighted average fair value of options granted during the year		-

Outstanding and exercisable at 1 January 2011	-	-

Granted	400,000	0.085
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2011	400,000	0.085

Weighted average fair value of options granted during the year		0.056

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

The weighted average grant date fair value of stock options issued during the year ended 31 December 2012 amounted to $Nil or $Nil per stock option (2011 - $22,399 or $0.056 per stock option). The fair value of each stock option granted was determined using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

	2012	2011

Risk free interest rate	-	0.11 - 2.17%
Expected life	-	1 - 10 years
Annualized volatility	-	291.42 – 353.31%
Expected dividends	-	-

Warrants

As at 31 December 2012, there were Nil (2011 - Nil) share purchase warrants outstanding.

The Company had no warrant activities during the year ended 31 December 2012.

The following is a summary of warrant activities during the year ended 31 December 2011:

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

c.     The Company is committed to making repayments related to the convertible promissory notes payable to Asher (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

d.     On 15 September 2012, the Company entered into an agreement with Robert E to renegotiate certain terms of the Purchase Agreement and to waive certain required cash payment and/or exploration expenditure in relation to the South Idaho Property until 20 November 2012.  On 20 November 2012, the waiver was extended to 20 June 2013 and the Company agreed to make additional cash payment of $1,500 at any time during the year ended 31 December 2013 (Note 3).

e.     On 12 October 2012, the Company entered into an agreement with Boulder Hill and James E to renegotiate certain terms of the BHM Purchase and BHM Assignment and to waive certain required cash payment and/or exploration expenditure related to the Boulder Hill Claims and Boulder Hill Property until 15 January 2013 (Notes 3 and 15).

f.     On 7 December 2012, the Company entered into an agreement with Castle Creek to waive certain required cash payment and/or exploration expenditure related to the South Idaho Property until renegotiation after 31 March 2013 and before 30 June 2013, provided that a cash payment of $1,200 is paid prior to 31 March 2013 (Note 3).

10.   Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America. Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland. During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. During the year ended 31 December 2011, the Company re-focused its activities to Colombia and the United States.  During the years ended 31 December 2012, 2011 and 2010, the Company does not have any material activities outside of the United States.  As at 31 December 2012 and 2011, the Company does not have any material assets outside of the United States.

11.   Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2012. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

The provision for refundable federal income tax for the years ended 31 December 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
	$	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(105,389)	(2,694,749)	(383,497)
Permanent differences	-	585,129	-
Derecognition of assets (liabilities)	-	(2,020,903)	-
Change in prior year provision to actual	-	(272,930)	-
Less: Change in valuation allowance	105,389	4,403,453	383,497

Future income tax recovery	-	-	-

The tax effects of temporary differences that give rise to future income tax assets and liabilities as at 31 December 2012 and 2011 are as follows:

	2012	2011
	$	$

Statutory federal income tax rate	30% - 34%	30% - 34%

Non-capital loss carryforwards	5,362,983	5,257,594
Less: Valuation allowance	(5,362,983)	(5,257,594)

Future tax assets (liabilities)	-	-

The Company has net operating losses for United States tax purposes of approximately $15,842,632 available to offset against taxable income in future years, which, if unutilized, will expire up to 2032.  Additionally, the Company has net operating losses for Finland tax purposes of approximately $188,363, available to offset against taxable income in future years, which, if unutilized, will expire up to 2019.

12.   Supplemental Disclosures with Respect to Cash Flows

Included in accounts payable and accrued liabilities as at 31 December 2012 are mineral property acquisition costs of $29,639 (2011 – $5,500) related to the Boulder Hill Project and the South Idaho Silver Project (Notes 3 and 5).

During the year ended 31 December 2012, the Company accrued a total interest expense of $79,785 (2011 – $885,488, 2010 – $ 662,527, cumulative – $1,625,808) related to the convertible debentures, of which $72,909 relates to the amortization of debt discount (2011 – $581,457, 2010 – $ 443,897, cumulative – $1,098,421) (Note 6).

During the year ended 31 December 2012, the Company recorded a write-down of mineral property in the amount of $33,000 (2011 - $Nil, 2010 - $Nil, cumulative - $33,000) in relation to the Boulder Hill Claims and Boulder Hill Property (Note 3).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

	For the period from the date of inception on 5 September 1997 to 31 December 2012 (Unaudited)	For the year ended 31 December 2012	For the year ended 31 December 2011	For the year ended 31 December 2010
	$	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-	-
Foreign exchange loss	21,787	-	-	956
Income taxes paid	-	-	-	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-	-
Common shares issued for services ($6 per share)	50,000	-	-	-
Donated consulting services	16,200	-	-	-
Common shares cancelled and returned	(2)	-	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-	-
Warrants issued	100,421	-	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.003 to $0.25 per share)	2,320,000	-	60,000	1,635,000
Common shares issued upon conversions of promissory note ($0.00058 to $0.0013 per share)	34,900	34,900	-	-

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
(Expressed in U.S. Dollars)
31 December 2012

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
31 December 2012

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

The assets, liabilities and results of operations of Beardmore have been separately reported as discontinued operations in the consolidated balance sheets and statements of operations.  Previously reported consolidated financial statements for the years ended 31 December 2010 and 2009 have been revised to reflect this presentation.

Discontinued operations for the years ended 31 December 2012, 2011 and 2010 include the following:

	2012	2011	2010
	$	$	$

Loss on deconsolidation	-	(1,720,970)	-

Loss from discontinued operations of Beardmore:
Mineral property exploration costs	-	(50,700)	(35,775)
Office and miscellaneous	-	(252)	(386)
Foreign exchange gain (loss)	-	2,693	(13)

	-	(48,259)	(36,174)

Discontinued operations	-	(1,769,229)	(36,174)

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
31 December 2012

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

As at 31 December 2012, the carrying amounts of amounts receivable, bank indebtedness, accounts payable and current portion of convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

The fair value of the beneficial conversion feature was estimated at $81,077 (2011 - $27,155, 2010 - $2,240,000), and was recorded as a component of equity, of which $81,077 (2011 - $27,155, 2010 - $1,365,854) would be a Level 1 fair value and $Nil (2011 - $Nil, 2010 - $874,146) would be a Level 2 fair value.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities.  The Company had a working capital deficit of $570,498 at 31 December 2012 (2011 – $412,025), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
31 December 2012

15.   Subsequent Events

The following events occurred during the period from the year ended 31 December 2012 to the date the consolidated financial statements were available to be issued on 26 March 2013:

a.
From 2 January 2013 to 16 January 2013, the Company issued a total of 5,945,378 common shares to Asher valued at $4,100 upon various conversions of principal amount of Asher Note, of which $2,600 was applied to reduce the principal amount to $Nil, and $1,500 was applied to reduce the accrued interest (Note 6).

b.
On 15 January 2013, the Company amended the agreement entered into on 12 October 2012 with Boulder Hill and James E to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Claims and Boulder Hill Property until 5 May 2013 (Notes 3 and 9).

c.	On 23 January 2013, the Company received proceeds of $27,500 from Asher in relation to Asher Note #4 (Note 6).

d.
On 23 January 2013, the Company amended its number of authorized shares of common stock and the related par value from 200,000,000 with par value of $0.00001 to 850,000,000 with par value of $0.001 subsequent to the approval of the Board of Directors and the holders of a majority of the outstanding shares of the common stock and Class A Preferred Convertible stock (Note 8).

e.
From 25 January 2013 to 6 March 2013, the Company issued a total of 27,777,323 common shares to Asher valued at $15,300 upon various conversions of principal amount of Asher Note #2, reducing the principal amount to $22,200 (Note 6).

f.	On 31 January 2013, the Company issued 47,568,500 Class A preferred shares valued at $0.0022 per share for the settlement of liabilities with officers, directors and unrelated parties.

g.
On 21 February 2013, the Company issued a convertible note to Asher in the amount of $27,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable on 25 November 2013.

h.
On 24 February 2013, the Company entered into an agreement with Atlanta Capital Partners for consulting services in relation to a corporate communications program for a monthly fee of $2,000 commencing from 1 March 2013 to 30 June 2013.

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

FIRST COLOMBIA GOLD CORP.

a Nevada corporation

Date:  April 15, 2013
By: /s/ Piero Sutti-Keyser
            Piero Sutti-Keyser
            Chief Executive Officer & Director
            (Principal Executive Officer)

Date:  April 15, 2013
By:  /s/GILBERTO ZAPATA
             Gillbert Zapata
             Chief Financial Officer
             (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Piero Sutti-Keyser	April 15, 2013
Piero Sutti-Keyser, Chief Executive Officer & Director

/s/ Robert Van Tassell	April 15, 2013
Robert Van Tassell, Director

/s/ Gordan Sredl	April 15, 2013
Gordan Sredl, Director