Form 10-K/A
period 2012-12-31
FIRST COLOMBIA GOLD CORP.
filed 2013-04-23
CIK 1045929

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

EXPLANATORY NOTE

First Columbia Gold Corp, (the “Company”), is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 15, 2012, for the sole purpose of amending the disclosures in Part I, Item 1.A Risk Factors and Part II, Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this filing.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

We have convertible notes outstanding that may be converted, at a discount, into shares of our common stock thus increasing the number of shares issued and outstanding we have and having a potential negative effect on our stock price.

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

The Boulder Hill Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$20,000 on or before October 14, 2012 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”), of which an initial payment of $3,000 is to be made on or before October 30, 2011 ($3,000 paid, with the balance of $17,000 waived until May 2013);

•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP;

•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and

•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

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

The Company entered in convertible note agreements with a private and accredited investor, Asher (“Asher”) during November 2011 and through the year ended December 31,  2012. During 2012, the note holder converted a total of $34,900 for 42,182,653 shares of our common stock. The issuance was in accordance with Rule 144 and was not accompanied by advertising nor were any commissions paid.

As described in our Current Report on Form 8-k ( filed on December 18,  June 6, and March 16,2012) which are incorporated herein by reference. The Company issued  Notes convertible into shares of the Company’s restricted common stock, in a transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Asher is an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D of the Securities Act. The Transactions were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The sale of the Notes did not involve a public offering and was made without general solicitation or general advertising. Asher represented that it was an accredited investor and was acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Neither the Notes nor the underlying shares of Common Stock issuable upon the conversion of the Notes have been registered under the Securities Act and neither may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

There were no other issuances of unregistered securities in the calendar year ended December 31, 2012. As noted in the footnotes   to our financial statements and in our Current Report on Form 8-K dated February 2, 2013, the Company authorized Convertible Series A Preferred Stock and on January 31, 2013 shares of the Convertible Series A Preferred Stock was issued to settle $104,561 in liabilities.  Shares were issued to officers and directors of the Company.

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

The Company’s main source of funding in late 2011 and during 2012 was from the issuance of convertible notes to Asher, there is no assurance this funding will be available in 2013.  During the years ended December 31, 2012 and 2011, the Company received $92,500 and $37,500, respectively.  At December 31, 2012, the Company had $69,630 in convertible promissory notes issued and outstanding, net of unamortized discount.  During the year ended December 31, 2012, $34,900 was converted into 42,182,653 shares of the Company’s common stock.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COLOMBIA GOLD CORP.,
a Nevada corporation

Date:   April 23, 2013
By: /s/ Piero Sutti-Keyser
            Piero Sutti-Keyser
            Chief Executive Officer & Director
            (Principal Executive Officer)

Date:   April 23, 2013
By:  /s/GILBERTO ZAPATA
             Gillbert Zapata
             Chief Financial Officer
             (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Piero Sutti-Keyser	April 23, 2013
Piero Sutti-Keyser, Chief Executive Officer & Director

/s/ Robert Van Tassell	April 23, 2013
Robert Van Tassell, Director

/s/ Gordan Sredl	April 23, 2013
Gordan Sredl, Director