Form 10-Q
period 2013-03-31
FIRST COLOMBIA GOLD CORP.
filed 2013-05-15
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51203
First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Paseo de Bernardez #59, Fracc.Lomas de Bernardez, Guadalupe 98610,Zac. Mexico	__________
(Address of principal executive offices)	(Zip Code)

888-224-6561
(Registrant’s telephone number, including area code)

Carrera 49, No. 51-11,Suite 402,Copacabana,Antioquia,Colombia
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at Mach 31, 2013
Common Stock, $0.00001 par value	117,408,939

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2013 are as follows:

F-1	Unaudited Interim Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

F-2	Unaudited Interim Consolidated Statements of Operations for the three a months ended March 31, 2013 and 2012 and from inception on September 5, 1997 to March 31, 2013.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended Mach 31, 2013 and 2012and from inception on September 5, 1997 to March 31, 2013.

F-4	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 31 March 2013	As at 31 December 2012 (Audited)
	$	$
Assets

Current
Amounts receivable (Note 6)	-	27,500

Mineral property interests (Note 3)	34,900	32,500

Property and equipment (Note 4)	5,433	5,874

	40,333	65,874

Liabilities

Current
Bank indebtedness	-	13
Accounts payable and accrued liabilities (Note 5)	389,492	528,255
Convertible promissory notes (Note 6)	72,572	69,730

	462,064	597,998

Stockholders’ deficiency
Common stock (Note 8)
Authorized
850,000,000 common shares, par value $0.00001 and
150,000,000 blank check preferred shares, no par value
50,000,000 designated class A preferred shares, par value $0.001
Issued and outstanding
31 March 2013 – 47,568,500 class A preferred shares, par value $0.001
31 December 2012 – Nil class A preferred shares, par value $0.001	47,569	-
31 March 2013 – 117,408,939 common shares, par value $0.00001
31 December 2012 – 83,686,238 common shares, par value $0.00001	1,174	837
Additional paid in capital	18,658,453	18,554,809
Deficit, accumulated during the exploration stage	(19,128,927)	(19,087,770)

	(421,731)	(532,124)

	40,333	65,874

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 9) and Subsequent Events (Note 14)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2013	For the three month period ended 31 March 2013	For the three month period ended 31 March 2012
	$	$	$
Expenses
Amortization – property and equipment (Note 4)	44,176	441	899
Amortization – website development cost	40,001	-	-
Bank charges and interest (Note 6)	1,664,284	22,229	12,807
Consulting and management fees (Note 7)	5,361,182	19,500	9,000
Foreign exchange loss	19,657	-	-
Investor communication and promotion	641,746	9,000	-
Office and administrative	111,394	600	4
Professional fees	888,291	15,023	2,161
Rent	57,016	-	300
Stock-based compensation (Note 8)	22,399	-	-
Telephone	54,659	-	-
Transfer agent and filing fees	107,241	6,721	5,991
Travel and accommodation	377,754	-	-
Website maintenance	86,000	-	-
Mineral property exploration expenditures (Note 3)	5,116,074	13,000	7,750

Net operating loss before other items	(14,591,874)	(86,514)	(38,912)

Other items
Forgiveness of debt (Note 5)	84,357	45,357	-
Gain on sale of oil and gas property	10,745	-	-
Interest income	102,561	-	-
Recovery of expenses	4,982	-	-
Write-down of mineral property interests (Note 3)	(5,033,000)	-
Write-down of incorporation cost	(12,500)	-	-
Write-down of assets	(14,111)	-	-

Net operating loss before income taxes	(19,448,840)	(41,157)	(38,912)

Future income tax recovery	2,319,871	-	-

Net operating loss from continuing operations	(17,128,969)	(41,157)	(38,912)

Discontinued operations of Beardmore Holdings, Inc.	(1,999,958)	-	-

Net operating loss and comprehensive loss for the period	(19,128,927)	(41,157)	(38,912)

Loss per common share - Basic and diluted
Continuing operations		(0.00)	(0.00)
Loss and comprehensive loss		(0.00)	(0.00)

Weighted average number of common shares – Basic and diluted		102,080,950	41,503,585

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 31 March 2013	For the three month period ended 31 March 2013	For the three month period ended 31 March 2012
	$	$	$
Cash flows used in operating activities
Loss from continuing operations	(17,128,969)	(41,157)	(38,912)
Adjustments:
Amortization	84,177	441	899
Accrued interest	1,648,008	22,242	12,595
Consulting fees	40,200	-	-
Forgiveness of debt	(69,357)	(45,357)	-
Future income tax recovery	(2,319,871)	-	-
Gain on sale of oil and gas property	(10,745)	-	-
Mineral property acquisition	1,816,000		-
Stock-based compensation	3,609,399	-	-
Write-down of mineral property interests	5,033,000	-	-
Changes in operating assets and liabilities
Amounts receivable	-	27,500	-
Accounts payable and accrued liabilities	539,419	11,244	(3,944)

Net cash used in continuing operating activities	(6,758,739)	(25,087)	(29,362)

Net cash used in discontinued operations	(186,440)	-	-

Cash flows from financing activities
Bank indebtedness	-	(13)	-
Cost of repurchase of common stock	(1,000)	-	-
Convertible loan	157,500	27,500	37,500
Warrants exercised	100,000	-	-
Issuance of common stock, net of share issue costs	8,311,915	-	-

Net cash from continuing financing activities	8,568,415	27,487	37,500

Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-
Oil and gas property acquisitions	(2,846)	-	-
Oil and gas exploration	(22,609)	-	-
Mineral property acquisition	(51,009)	(2,400)	-
Purchase of equipment	(53,550)	-	-
Website development cost	(40,000)	-	-

Net cash used in continuing investing activities	(123,814)	(2,400)	-

Net cash used in discontinued operations	(1,499,422)	-	-

Increase in cash and cash equivalents	-	-	8,138

Cash and cash equivalents, beginning of period	-	-	2,194

Cash and cash equivalents, end of period	-	-	10,332

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

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

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006 and the results of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the laws of Panama, to the date of disposal on 21 September 2011.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 31 March 2013 and for the period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $41,157 for the period ended 31 March 2013 (31 March 2012 - $38,912, cumulative - $19,128,927) and has a working capital deficit of $462,064 at 31 March 2013 (31 December 2012 – $570,498), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due and to continue its operations, is essentially solely dependent at present on funding provided by Asher Enterprises, Inc. (“Asher”). If Asher is unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These interim consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

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
31 March 2013

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
31 March 2013

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

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 March 2013, the Company did not have items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
31 March 2013

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

Financial instruments

The carrying value of accounts payable and convertible promissory notes approximates their fair value because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 March 2013, the Company did not have any asset retirement obligations.

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

Recent Accounting Pronouncements

In April 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-07, “Presentation of Financial Statements”. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. ASU No. 2013-07 will be effective for fiscal years, and interim periods within those years beginning after 15 December 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

In April 2013, FASB issued ASU No. 2013-06, “Not-for-Profit Entities”. The objective of this Update is to address the diversity in practice about what guidance not-for-profit entities should apply for recognizing and measuring personnel services received from an affiliate, that is, a party that directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with the recipient not-for-profit entity. ASU No. 2013-06 will be effective for fiscal years, and interim periods within those years, beginning after 15 June 2014, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

In March 2013, FASB issued ASU No. 2013-05, “Foreign Currency Matters”. The amendments in this update resolve the diversity in practice about whether Subtopic 810-10, “Consolidation – Overall”, or Subtopic 830-30, “Foreign Currency Matters - Translation of Financial Statements”, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU No. 2013-05 will be effective for fiscal years, and interim periods within those years, beginning after 15 December 2013, with early adoption permitted, and should be applied retrospectively to all prior periods presented. The Company does not expect the adoption of this update will have a material effect on its interim consolidated financial statements.

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

Boulder Hill Claims

On 16 December 2011, the Company entered into a Purchase and Sale Agreement (the “BHM Purchase”) with Boulder Hill Mines, Inc., an Idaho corporation (“Boulder Hill”), to purchase from Boulder Hill three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”) by making the following considerations to Boulder Hill:

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Notes 8 and 12);

•	Pay $25,000 in cash by 16 December 2012 (unpaid, waived until 5 May 2013, unpaid); and

•	Pay $25,000 in cash by 16 December 2013.

During the year ended 31 December 2012, the Company recorded a write-down of mineral property in the amount of $15,000 (2011 - $Nil, 2010 - $Nil, cumulative - $15,000) related to the Boulder Hill Claims.

On 15 January 2013, the Company amended the agreement entered into on 12 October 2012 with Boulder Hill to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Claims until 5 May 2013 (unpaid).

Boulder Hill Project

On 30 September 2011, the Company entered into a non-binding letter of intent (“LOI”) with Boulder Hill to acquire by way of an assignment from Boulder Hill all of its rights, responsibilities and obligations under a state mineral lease and agreement (the “Option Agreement”) dated 15 July 2008 by and among Boulder Hill, James Ebisch (“James E”) and Ryan Riech (“Riech”).

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

The BHM Assignment required the Company to make the following considerations to Boulder Hill:

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Notes 8 and 12);

•	Pay $25,000 in cash by 16 December 2012 (unpaid, waived until 5 May 2013, unpaid); and

•	Pay $25,000 in cash by 16 December 2013.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

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

The Option Agreement provides that the cash payments payable to James E shall be made according to the following schedule:

•
$20,000 on or before 14 October 2012 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012; $17,000 unpaid, waived until 5 May 2013, unpaid);

•	$15,000 on or before 15 July 2013 plus 5% of any JVBP;

•	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

•	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

•	On or before 16 December 2012, incur not less than an aggregate of $49,000 in exploration expenditures ($26,269 incurred, $22,731 not incurred, waived until 5 May 2013, unpaid); and

•	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, in order to maintain James E’s leasehold interest in the Boulder Hill Property the Company will be responsible for paying filing fees over the term of the Option Agreement and Boulder Hill Agreement and the following:

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

During the year ended 31 December 2012, the Company recorded a write-down of mineral property in the amount of $18,000 (2011 - $Nil, 2010 - $Nil, cumulative - $18,000) related to the Boulder Hill Project.

On 15 January 2013, the Company amended the agreement entered into on 12 October 2012 with Boulder Hill and James E to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Property until 5 May 2013 (unpaid).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

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

The Company agreed to make the following considerations to Castle Creek (Note 9):

•	Issue 1,000,000 restricted shares of the Company’s common stock by 12 December 2011 (issued on 7 December 2011 and valued at $30,000) (Notes 8 and 12);

•	Pay $50,000 by 7 December 2012 (unpaid; waived until 30 June 2013); and

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

The Purchase Agreement provides that the cash payments payable to Robert E shall be made according to the following schedule (Note 9):

•	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid on 31 January 2012);

•	$2,500 on or before 15 September 2012 plus 5% of any JVBP ($2,400 paid, $100 unpaid, waived until 20 June 2013);

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

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

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Property shall be incurred as follows (Note 9):

•	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures (incurred);

•	On or before 15 September 2012, incur not less than an aggregate of $20,000 in exploration expenditures ($17,620 incurred, $2,380 not incurred, waived until 20 June 2013);

•	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

•	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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

On 7 December 2012, the Company entered into an agreement with Castle Creek to waive certain required cash payment and/or exploration expenditure related to the South Idaho Property until renegotiation after 31 March 2013 and before 30 June 2013, provided that a cash payment of $1,200 is paid prior to 31 March 2013 (paid) (Note 9).

Skip Silver Prospect

The Company acquired by right of location two unpatented mining claims in the state of Montana in 2012 covering approximately forty acres.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

4.	Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	31 March 2013	31 December 2012 (Audited)
	$	$	$	$

Furniture, computer and office equipment	47,433	42,000	5,433	5,874

During the three month period ended 31 March 2013, total additions to property and equipment were $Nil (31 March 2012 - $Nil).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

On 31 January 2013, the Company issued a total of 47,568,500 class A preferred shares valued at $104,650 ($0.0022 per share) for the settlement of liabilities totaling $150,007 with officers, directors and unrelated parties. The Company recorded a gain of $45,357 related to this settlement (Notes 8 and 12).

Included in accounts payable and accrued liabilities as at 31 March 2013 is an amount due to a former officer of the Company of $3,551 (31 December 2012 – $3,876). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 March 2013 is an amount due to a director of the Company of $3,612 (31 December 2012 – $10,817). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 March 2013 is an amount due to an officer of the Company of $6,500 (31 December 2012 – $10,000). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 March 2013 is an amount due to an officer of the Company of $3,750 (31 December 2012 – $4,150). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 7).

Included in accounts payable and accrued liabilities as at 31 March 2013 are mineral property acquisition costs and exploration expenditures of $9,991 (31 December 2012 – $19,394) related to the Boulder Hill Project (Notes 3 and 12).

Included in accounts payable and accrued liabilities as at 31 March 2013 are exploration expenditures of $1,021 (31 December 2012 – $10,245) related to the South Idaho Silver Project (Notes 3 and 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

6.	Convertible Promissory Notes

a.
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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital. During the year ended 31 December 2012, the Company issued a total of 42,182,653 common shares to Asher valued at $34,900 upon various conversions of Asher Note, reducing the principal amount to $2,600 as at 31 December 2012 (Notes 8 and 12).

During the period ended 31 March 2013, the Company accrued interest expense of $8 (31 March 2012 - $10,866, cumulative - $30,416), of which $Nil relates to the amortization of debt discount (31 March 2012 – $9,729, cumulative - $27,155) (Note 12). During the period ended 31 March 2013, the Company issued a total of 5,945,378 common shares to Asher valued at $4,100 upon various conversions of Asher Note, reducing the principal amount by $2,600 to $Nil, and accrued interest amount by $1,500 to $1,761 as at 31 March 2013 (Notes 8 and 12).

b.
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
31 March 2013

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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital. During the period ended 31 March 2013, the Company accrued interest expense of $1,625 (31 March 2012 – $1,729, cumulative - $31,321), of which $Nil relates to the amortization of debt discount (31 March 2012 - $1,557, cumulative - $27,155) (Note 12).

During the period ended 31 March 2013, the Company issued a total of 27,777,323 common shares to Asher valued at $15,300 upon various conversions of Asher Note #2, reducing the principal amount by $15,300 to $22,200 as at 31 March 2013 (Notes 8 and 12).

c.
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

The Asher Note #3 contains a provision limiting the number of shares of common stock into which the Asher Note #3 is convertible to 9.99% of the outstanding shares of the Company’s common stock (Note 14). However, the provision in the Asher Note #3 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #3 anytime from the date of the Asher Note #3 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #3 based on the date of prepayment.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

The fair value of the beneficial conversion feature was estimated at $26,422 and was recorded as additional paid-in capital. During the period ended 31 March 2013, the Company accrued interest expense of $7,097 (31 March 2012 - $Nil, cumulative - $28,482), of which $6,291 relates to the amortization of the debt discount (31 March 2012 - $Nil, cumulative - $26,422) (Note 12).

d.
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

The Asher Note #4 contains a provision limiting the number of shares of common stock into which the Asher Note #4 is convertible to 9.99% of the outstanding shares of the Company’s common stock (Note 14). However, the provision in the Asher Note #4 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #4 anytime from the date of the Asher Note #4 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% based on the date of repayment.

The fair value of the beneficial conversion feature was estimated at $27,500 and was recorded as additional paid-in capital. During the period ended 31 March 2013, the Company accrued interest expense of $9,510 (31 March 2012 - $Nil, cumulative - $10,883), of which $8,968 relates to the amortization of debt discount (31 March 2012 - $Nil, cumulative - $10,263) (Note 12).

e.
On 21 February 2013, the Company issued a convertible note to Asher in the amount of $27,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 25 November 2013 (the “Asher Note #5”). Any amount of principal or interest amount not paid on 25 November 2013 (the “Default Amount #5”) shall bear interest of 22% per annum commencing on 25 November 2013 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 25 November 2013 or the date of the Default Amount #5 is paid, at a conversion price equal to 45% of the market price for the common shares during the 30 trading days prior to the conversion.

The Asher Note #5 contains a provision limiting the number of shares of common stock into which the Asher Note #5 is convertible to 9.99% of the outstanding shares of the Company’s common stock (Note 14). However, the provision in the Asher Note #5 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #5 anytime from the date of the Asher Note #5 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% based on the date of repayment.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

The fair value of the beneficial conversion feature was estimated at $27,500 and was recorded as additional paid-in capital. During the period ended 31 March 2013, the Company accrued interest expense of $4,002 (31 March 2012 - $Nil, cumulative - $4,002), of which  $3,773 relates to the amortization of debt discount (31 March 2012 - $Nil, cumulative - $3,773) (Note 12).

f.	The following is the summary of convertible promissory notes that are issued and outstanding as at 31 March 2013 and 31 December 2012:

		31 March 2013	31 December 2012 (Audited)
		$	$

Asher Note	Principal net of debt discount	-	2,600
	Accrued interest	1,761	3,253

		1,761	5,853

Asher Note #2	Principal net of debt discount	22,200	37,500
	Accrued interest	4,166	2,541

		26,366	40,041

Asher Note #3	Principal net of debt discount	27,500	21,209
	Accrued interest	2,060	1,254

		29,560	22,463

Asher Note #4	Principal net of debt discount	10,263	1,295
	Accrued interest	620	78

		10,883	1,373

Asher Note #5	Principal net of debt discount	3,773	-
	Accrued interest	229	-

		4,002	-

		72,572	69,730

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

7.	Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 31 March 2013 is an amount due to a former officer of the Company of $3,551 (31 December 2012 – $3,876). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).
Included in accounts payable and accrued liabilities as at 31 March 2013 is an amount due to a director of the Company of $3,612 (31 December 2012 – $10,817). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 31 March 2013 is an amount due to an officer of the Company of $6,500 (31 December 2012 – $10,000). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 31 March 2013 is an amount due to an officer of the Company of $3,750 (31 December 2012 – $4,150). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

During the three month period ended 31 March 2013, the Company paid or accrued $4,000 (31 March 2012 – $500) for consulting fees to an officer of the Company.

During the three month period ended 31 March 2013, the Company paid or accrued $2,500 (31 March 2012 – $250) for consulting fees to a director of the Company.

During the three month period ended 31 March 2013, the Company paid or accrued $6,500 (31 March 2012 - $Nil) for consulting fees to a director of the Company.

8.	Common Stock

Authorized

The total authorized capital consists of

•	850,000,000 common shares with par value of $0.00001
•	150,000,000 blank check preferred shares with no par value
•	50,000,000 designated class A preferred shares with par value of $0.001

Issued and outstanding

As at 31 March 2013, the total issued and outstanding capital stock was 117,408,939 common shares with a par value of $0.00001 per share.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

As of 31 March 2013, the total issued and outstanding series A preferred shares is 47,568,500 with a par value of $0.001.

On 20 March 2013, the Company issued 4,883,721 common shares valued at $2,100 upon conversion of Asher Note #2 (Note 6).

On 5 March 2013, the Company issued 4,878,049 common shares valued at $2,000 upon conversion of Asher Note #2 (Note 6).

On 15 February 2013, the Company issued 5,000,000 common shares valued at $2,700 upon conversion of Asher Note #2 (Note 6).

On 8 February 2013, the Company issued 4,354,839 common shares valued at $2,700 upon conversion of Asher Note #2 (Note 6).

On 4 February 2013, the Company issued 4,375,000 common shares valued at $2,800 upon conversion of Asher Note #2 (Note 6).

On 31 January 2013, the Company issued a total of 47,568,500 class A preferred shares valued at $104,650 ($0.0022 per share) in settlement of liabilities to officers, directors and unrelated parties. The Company recorded a gain of $45,357 related to this settlement (Notes 5 and 12).

On 24 January 2013, the Company issued 4,285,714 common shares valued at $3,000 upon conversion of Asher Note #2 (Note 6).

On 23 January 2013, the Company amended its number of authorized shares of common stock and the related par value from 200,000,000 to 850,000,000 subsequent to the approval of the Board of Directors and the holders of a majority of the outstanding shares of the common stock and class A Preferred Convertible stock.

On 16 January 2013, the Company issued 3,088,235 common shares valued at $2,100 upon conversion of Asher Note #1 (Note 6).

On 2 January 2013, the Company issued 2,857,143 common shares valued at $2,000 upon conversion of Asher Note #1 (Note 6).

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
31 March 2013

On 6 December 2012, the Company issued 2,784,810 common shares valued at $2,200 upon conversion of Asher Note (Note 6).

On 29 November 2012, the Company issued 2,876,712 common shares valued at $2,100 upon conversion of Asher Note (Note 6).

On 15 November 2012, the Company designated 50,000,000 of the 200,000,000 authorized preferred shares as class A preferred shares with a par value of $0.001 per share. Each class A preferred share is convertible into two common shares of the Company at the option of the holder and may be redeemed with 10 days’ notice at $0.01 per class A preferred share. As at 31 March 2013, there were 47,568,500 class A preferred share issued and outstanding.

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
31 March 2013

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

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000. Each Unit consists of one common share with par value $0.00001 and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011. During the year ended 31 December 2011, 1,000,000 of the related share purchase warrants in this series were exercised. As at 31 March 2013, none of the related share purchase warrants in this series remain outstanding.

On 9 March 2010, the Company issued 5,000,000 common shares valued at $1,250,000 ($0.25 per common share) pursuant to the Temasek Agreement (Note 12). The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement (Note 12). The fair value is equal to the market price of the Company’s stock on the date of the transaction.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

During the year ended 31 December 2009, the Company issued 140,000 common shares for total proceeds of $18,900 ($0.15 per common share), net of share issue costs of $2,100.

During the year ended 31 December 2009, the Company issued 5,272,333 common shares for total proceeds of $711,765 ($0.15 per common share), net of share issue costs of $79,085.

During the year ended 31 December 2008, the Company issued 2,500,000 common shares valued at $625,000 ($0.25 per common share) pursuant to the Temasek Agreement (Note 12). The fair value is equal to the market price of the Company’s stock on the date of the transaction.

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

Stock options

The following stock options are outstanding as at 31 March 2013 (31 December 2012 – 325,000):

	Number of options	Exercise price	Remaining life (years)
		$

Options	250,000	0.07	0.70
Options	75,000	0.15	8.59

	325,000

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
31 March 2013

During the year ended 31 December 2011 the Company granted 250,000 options at a price of $0.07 per share expiring 10 December 2013, 75,000 options at a price of $0.07 per share expiring at 28 November 2012 and 75,000 options at a price of $0.15 per share expiring 31 October 2021. All of these stock options vest immediately.

The Company had no stock option activities during the three month periods ended 31 March 2013 and 2012.

Warrants

As at 31 March 2013, there were Nil (31 December 2012 - Nil) share purchase warrants outstanding.

The Company had no warrant activities during the three month periods ended 31 March 2013 and 2012.

9.	Commitments and Contingencies

a.	The Company is committed to making various cash payments and incurring exploration expenditures related to the South Idaho Silver Project (Note 3).

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

e.
On 7 December 2012, the Company entered into an agreement with Castle Creek to waive certain required cash payment and/or exploration expenditure related to the South Idaho Property until renegotiation after 31 March 2013 and before 30 June 2013, provided that a cash payment of $1,200 is paid prior to 31 March 2013 (paid) (Note 3).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

10.	Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America. Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland. During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. During the year ended 31 December 2011, the Company re-focused its activities to Colombia and the United States. During the three month period ended 31 March 2013, the Company does not have any material activities outside of the United States. As at 31 March 2013, the Company does not have any material assets outside of the United States.

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2013. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2013	For the three month period ended 31 March 2012
	$	$

Refundable federal tax asset (liability) attributable to:
Current operations	(13,993)	(13,230)
Less: Change in valuation allowance	13,993	13,230

Future income tax recovery	-	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

The tax effects of temporary differences that give rise to future income tax assets and liabilities are as follows:

	As at 31 March 2013	As at 31 December 2012 (Audited)
	$	$

Statutory federal income tax rate	30% - 34%	30% - 34%

Non-capital loss carryforwards	5,376,976	5,362,983
Less: Valuation allowance	(5,376,976)	(5,362,983)

Future tax assets (liabilities)	-	-

12.	Supplemental Disclosures with Respect to Cash Flows

Included in accounts payable and accrued liabilities as at 31 March 2013 are mineral property acquisition costs and exploration expenditures of $9,991 (31 December 2012 – $19,394) related to the Boulder Hill Project (Notes 3 and 5).

Included in accounts payable and accrued liabilities as at 31 March 2013 are exploration expenditures of $1,021 (31 December 2012 – $10,245) related to the South Idaho Silver Project (Notes 3 and 5).

During the three month period ended 31 March 2013, the Company accrued total interest expense of $22,242 (31 March 2012 – $12,595, cumulative – $1,648,050) related to the convertible debentures, of which $19,032 relates to the amortization of debt discount (31 March 2012 – $11,286, cumulative - $1,117,453) (Note 6).

During the year ended 31 December 2012, the Company recorded a write-down of mineral property in the amount of $33,000 (2011 - $Nil, 2010 - $Nil, cumulative - $33,000) in relation to the Boulder Hill Claims and Boulder Hill Property (Note 3).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

	For the period from the date of inception on 5 September 1997 to 31 March 2013	For the three month period ended 31 March 2013	For the three month period ended 31 March 2012
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Foreign exchange loss	21,787	-	-
Income taxes paid	-	-	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.003 to $0.25 per share)	2,320,000	-	-
Common shares issued upon conversions of promissory note ($0.00041 to $0.0013 per share)	54,300	19,400	-
Preferred shares issued for settlement of debt ($0.0022 per share)	104,650	104,650	-

13.	Fair Value of Financial Instruments

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
31 March 2013

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

As at 31 March 2013, the carrying amounts of accounts payable and convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

The fair value of the beneficial conversion feature was estimated at $27,500 (31 December 2012 – $81,077), and was recorded as a component of equity, of which $27,500 (31 December 2012 - $81,077) would be a Level 1 fair value and $Nil (31 December 2012 - $Nil) would be a Level 2 fair value.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
31 March 2013

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $462,064 at 31 March 2013 (31 December 2012 – $570,498), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

14.	Subsequent Events

The following events occurred during the period from the three month period ended 31 March 2013 to the date the interim consolidated financial statements were available to be issued on 14 May 2013:

a.
During the period from 15 April 2013 to 17 April 2013, the Company issued a total of 11,766,666 common shares to Asher valued at $14,000 upon various conversions of principal amount of Asher Note #2, reducing the principal amount by $14,000 to $8,200 (Note 6).

b.
On 23 April 2013, the Company amended certain terms of the convertible promissory notes with Asher whereby the provision limiting the number of shares of common stock of the Company into which Asher can convert a portion of the convertible promissory notes from 4.99% to 9.99% (Note 6).

c.
On 1 May 2013, the Company signed a Memorandum of Understanding (“MOU”) with a private company for the Nile Mine Project, a mineral prospect in the State of Montana. The agreement contemplates a definitive agreement to be signed within 180 days, and under the MOU the Company is obligated to pay all holding costs for the project in 2013, and a payment in cash or shares of $2,500.

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

In 2011, we reviewed potential properties for acquisition in Colombia, and expanded our focus to North America which resulted in our acquiring certain mineral property interests in Montana and Idaho in late 2011. Company personnel and consultants are planning our exploration plans, conducting site visits, and reviewing several projects for potential acquisition, and in 2012, we added to our mineral property position through the acquisition of the Skip claims in Montana. We further expanded our operations in Montana through signing a memorandum of understanding concerning the Nile Mine project in April 2013.

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

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the “Effective Date”), we entered into a Assignment and Assumption Agreement (“Castle Creek Assignment Agreement”) with Castle Creek Silver Inc. (“Castle Creek”), an Idaho corporation, and Robert Ebisch (“Ebisch”). Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the “Castle Creek Option Agreement”), for Castle Creek’s option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #’s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho, (hereinafter together with any form of successor or substitute mineral tenure called the “South Idaho Silver Project”). Pursuant to the terms of the Castle Creek Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Castle Creek Option Agreement and we assumed the assignment of the Castle Creek Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Castle Creek Option Agreement. As consideration for the Castle Creek Assignment Agreement, we issued Castle Creek 1,000,000 restricted shares of our common stock and are obligated to pay Castle Creek $50,000 in cash within twelve (12) months of the Effective Date, which is December 7, 2012, and Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Silver Project. At any time from the Effective Date, we have the right to acquire the 1% NSR payable to Castle Creek for $250,000.The Assignment Agreement includes customary representations and warranties. Under the terms of the Assignment Agreement, Castle Creek and Ebisch have agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Castle Creek or Ebisch in the Castle Creek Assignment Agreement and for any breaches of any representations, warranties, obligations, terms or covenants of either Castle Creek or Ebisch under or pursuant to the Castle Creek Option Agreement.

The Castle Creek Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Castle Creek Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Castle Creek Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

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

The Castle Creek Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Silver Project shall be incurred as follows:

•	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures; (these expenditures have been made)
•	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures($17,620 incurred,$2,780 not incurred, waived until June 20,2013)
•	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and
•	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments, exploration expenditures and filing fees, in order to maintain our interest in the South Idaho Silver Project, we will be responsible for the following:

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

In connection with our consideration of entering into the Castle Creek Assignment Agreement, we conducted a diligence review of the South Idaho Silver Project. The description of property contained herein is the product of our due diligence of the South Idaho Silver Project underlying the Castle Creek Option Agreement.

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

Accessibility

The South Idaho Silver Project is readily accessible from Nampa, Idaho, which lies on Federal Interstate Highway 84. Nampa is the nearest large town that has services necessary for mineral exploration and mining. From Nampa, paved State Highway 78 is followed about 43 miles to the south to the Oreana turnoff. From there, about 3 milesof paved road and 6 miles of dirt road lead to the property. Unimproved tracks provide access to the claim group. Road access to the south side of the South Idaho Silver Project is limited. Mechanized work there may require construction of a temporary creek crossing, although one unimproved road crosses the South Idaho Silver Project at a ford.

Climate

The climate is semi-arid with roughly 5 inches per year precipitation. Summer temperatures may rise to 104 degrees Fahrenheit while winter temperatures may fall to as low as -14 degrees Fahrenheit . The South Idaho Silver Project is commonly subject to strong winds. The South Idaho Silver Project can be accessed year-round because of the mild climate, good road access, and low elevation of about 3.937 feet above mean sea level.

Water Rights, Power, and Mining Personnel

The status of water rights at the South Idaho Silver Project is uncertain. The amount of water in the vicinity of the South Idaho Silver Project is adequate for exploratory drilling, but probably not for mineral processing. The nearest power lines are about 6 miles distant. Mining personnel are not available locally.

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

The geologic controls on this breccia mineralization are uncertain. The breccia lies in the vicinity of the intersection of two topographic lineaments which control the orientation of the Property. The length, width, depth, and continuity of both the breccia mineralization and sporadic vein mineralization are uncertain.

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

On the eight-claim South Idaho Silver Project, several areas of structural intersections should be evaluated using electrical geophysical methods. These should be followed-up by drilling to test for any depth extension of the mineralization. An itemized budget for this work is shown below:

Proposed Budget

Geologist	$45,000
Geotech	$20,000
Geophysics	$25,000
Field Expenses	$10,000
Lease Payments	$25,000
Bond	$10,000
Site Prep/Reclamation	$10,000
Water Truck	$18,000
Assays	$25,000
Drilling (3,937 feet@ $135/feet)	$162,000

TOTAL	$350,000

This work plan may be accomplished in a two-phase plan with the initial budget of $210,000 required meet work requirements required in the Option Agreement, for the period from 2012 to 2014.

In the quarter ended March 31, 2013, we continued our review of historical data and planning its 2013 exploration work. This work has commenced with planning additional staking of unpatented mining claims, review with geologists the work program, and review of the proposed budget against current estimates. Field work in the second quarter was partially delayed to reconnaissance exploration work (see “Montana” below) in Montana during the quarter. The review of our exploration plan has resulted in management’s decision to proceed over the winter months in preparing a preliminary plan of operation to be finalized when weather permits additional site reconnaissance on the property, during which initial surface sampling is planned to be implemented.

We do plan site work to be conducted on the property during the summer work season; the extent of this work will depend on funding and personnel availability.

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

Boulder Hill Project

Purchase and Sale Agreement of Unpatented Mining Claims

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Boulder Hill Purchase Agreement”) with Boulder Hill Mines Inc., an Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”). As consideration for the Claims, we issued Boulder Hill 500,000 restricted shares of our common stock, are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013. Boulder Hill sold, transferred and conveyed the Boulder Hill Claims by executing and delivering quitclaim deeds to us.

The Boulder Hill Purchase Agreement includes customary representations and warranties. Under the terms of the Purchase Agreement, Boulder Hill has agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill in the Boulder Hill Purchase Agreement.

Assignment and Assumption of Lease Agreement

On December 16, 2011 (the “Effective Date”), we entered into an Assignment and Assumption Agreement (“Boulder Hill Assignment Agreement”) with Boulder Hill, and Jim Ebisch (“Ebisch”). Boulder Hill and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2008, as amended on August 1, 2011 (the “Boulder Hill Option Agreement”) which granted to Boulder Hill an option to acquire an undivided 100% of the right, title and interest of Ebisch in and to that certain Montana State Metallferrous Gold Lease M-1974-06 dated August 21,2006 he entered into with the State of Montana (the “Montana Gold Lease”) under which Ebisch was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on property situated in Lincoln County, Montana. The Montana Gold Lease is for a ten (10) year term and is subject to the 5% net smelter return due to the State of Montana. Pursuant to the terms of the Boulder Hill Assignment Agreement, Boulder Hill transferred and assigned us all of its right, title and interest, in, to and under the Boulder Hill Option Agreement and we assumed the assignment of the Boulder Hill Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Boulder Hill Option Agreement. As consideration for the Assignment Agreement, we issued Boulder Hill 500,000 restricted shares of our common stock and are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.

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

The Boulder Hill Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the property underlying the Montana Gold Lease shall be incurred as follows:

•	on or before December 16, 2012, incur not less than an aggregate of $49,000 in exploration expenditures($26,629 incurred $22,731 not incurred waived until May 5,2013, unpaid); and
•	on or before December 13, 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, we will be responsible for paying filing fees over the term of the Boulder Hill Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Gold Lease:

•
Make advance royalty payments to Ebisch of $25,000 per year commencing on July 15, 2015 and continuing on the 15th day of July each and every year thereafter for so long as the Company maintains its leashold interest in the Montana Gold Lease, and

•
Incur a minimum of $100,000 of annual exploration expenditures on the property underlying the in order to maintain it’s leasehold interest  interest in the Montana Gold Lease on or before 15th of July each and every year after July 15, 2011, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

Description of Boulder Hill Project

In connection with our consideration of entering into the foregoing agreements, we conducted a diligence review. The Boulder Hill Claims and the property that is subject to the Montana Gold Lease are being referred to by us as the “Boulder Hill Project.” The description of the property underlying the Boulder Hill Project that is contained herein is the product of the Company’s due diligence review.

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

Land Status

Mineral rights on federal unpatented lode mining claims can be held indefinitely as long as the annual claim maintenance payments are current. At the present time, all of the required annual claim maintenance payments for the Boulder Hill Claims have been made. The initial term on the Montana Gold Lease is for a ten-year period commencing on August 21, 2006, which may be renewable. The total area consisting of the Boulder Hill Project consists of approximately 174 acres. The total annual property maintenance costs due the state and federal government for the Boulder Hill Project is currently about $800/year.

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

The third phase of work will involve the drilling of one-two deep drill holes, each with an estimated depth of 1,500 feet. These will test for deep strata bound gold close to the Wolf Creek Fault. The total cost of this work is estimated to be $338,800.

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

The Company is reviewing the initial project information to update for implementation by reviewing estimates and determining scheduling requirements for staff, and subject to financing, and whether to date has precluded ability to schedule planned personnel for initial stages described above. The Company is reviewing its data base of information on the project to determine the proper timing, vendor selection and consideration of adjacent ground that may be acquired to enhance territory that can be explored as part of the project, and determining outside geological assistance that may be required. We have reviewed permitting and bonding requirements with our professional geologist, and preparation to apply for these permits is planned for the first half of 2013.

Montana

During the quarter, the Company conducted reconnaissance exploration in Jefferson County, Montana. This included reviewing historical data, and field site visits to areas of interest. These efforts are designed initially from surface examination to identify properties with geological characteristics that indicate further exploration and potential acquisition may be warranted. Subsequent to quarter end our efforts resulted in the signing of a Memorandum of agreement on the Nile Mine project also in Montana.

Skip Silver

We have acquired the Skip claims in Montana through right of location. The Skip project is considered an early-stage silver exploration project, and we are seeking either a JV partner, or to develop an exploration plan for 2013. The project has no indicated reserves,nor has the company secured specific historical exploration data on the property, norhave we completed initial geological maping on the project.  We do not have specific exploration plans beyond 2013 and believe that it isi n company’s best interest to seek a joint-venture partner in the area.

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

Glossary of Mining terms

Please find attached certain mining terms that may not be familiar.

Glossary of Certain Mining Terms

Andesite	A gray, fine-grained volcanic rock, chiefly plagioclase and feldspar
Argentite	A valuable silver ore, Ag2S, with a lead-gray color and metallic luster that is often tarnished a dull black
Arsenic	A very poisonous metallic element that has three allotropic forms
Arsenopyrite	A silvery-gray mineral consisting of an arsenide and sulfide of iron
Basalt	An extrusive volcanic rock composed primarily of plagioclase, pyroxene and some olivine
brecciated tuffs	Rocks in which angular fragments are surrounded by a mass of fine grained minerals
Chalcopyrite	A sulphide mineral of copper and iron the most important ore mineral of copper
Cretaceous	Geologic period and system from circa 145.5 ± 4 to 65.5 ± 0.3 million years ago
Diorite	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene
Electrum	An alloy of silver and gold
Eocene	the second epoch of the Tertiary Period
Epithermal	Pertaining to mineral veins and ore deposits formed from warm waters at shallow depth
Fault	A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other.
Galena	Lead sulphide, the most common ore mineral of lead
Granodiorite	a phaneritic igneous rock with greater than 20% quartz
Hornfels	A fine-grained metamorphic rock composed of quartz, feldspar, mica, and other minerals
Humus	organic component of soil, formed by the decomposition of leaves and other plant material by soil microorganisms
Igneous	Formed by the solidification
kaolin-chlorite	A fine soft white clay, used for making porcelain and china, as a filler in paper and textiles, and in medicinal absorbents
metamorphism	The process by which the form and structure of rocks is changed by heat and pressure
Miocene	the fourth epoch of the Tertiary period.
montmorillonite	An aluminum-rich clay mineral of the smectite group, containing sodium and magnesium
paragenesis	A set of minerals that were formed together, esp. in a rock, or with a specified mineral
Piedrancha	A fault line in Colombia

Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination
Sericite	a fine grained mica, either muscovite, illite, or paragonite
Shale	Sedimentary rock formed by the consolidation of mud or silt
sphalerite	A zinc sulphide metal; the most common ore mineral of zinc
Tertiary	Stones deposited during the Tertiary period lasting from about 65 million to 1.6 million years ago
Zinc	a silvery-white metal that is a constituent of brass and is used for coating (galvanizing)

Mine safety issues: As we have no operating mines or mines under development at present we have no disclosures related to mine safety issues.

Results of Operations for the three Months Ended March 31, 2013 and 2012

Revenues

We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $86,514 for the three months ended March 31, 2013, compared to operating expenses of $38,912 for the three months ended March 31, 2012. The increase in operating expenses for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily a result of an incerase in bank and interest charges,  consulting and management fees, and an increase in mineral property exploration costs.

We incurred bank charges and interest of $22,229for the three months ended March 31 , 2013, as compared to $12,807 for the three months ended March 31, 2012. The increase of in bank charges and interest is attributable to increased interest resulting from  convertible promissory notes that were issued in late 2012 and in quarter ending March 31,2013..

Our expenditures were higher over the prior period as a result of higher consulting and management fees incurred during the reporting period as the company expanded its scope of  efforts which resulted in a new prospect acquired. We incurred consulting and management fees of $19,500 for the three months ended March 31, 2013, as compared to $9,000 for the three months ended March 31, 2012. The increase in consulting and management fees is partly attributable to  more work done in-house by Company personnel. Exploration and mineral property expenses totaled $13,000 compared to $7,750 in the three months ended March 31, 2012. The increase was due to expenditures in North American exploration.

Other Items

We reported no other items for the three months ended March 31,2012 , and for the period ended March 31,2013 we reported a gain form forgiveness of debt of $45,257.

Net (Income) Loss

As a result of the above, for the three months ended March 31, 2013, we reported a net loss of $41,157. For the three months ended March 31, 2012, we reported a net loss of $38,912.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of nil, compared to $nil at December 31, 2012. At March 31,2013 , we had a working capital deficit of $462,064, compared to a working capital deficit of $570,498 at December 31, 2012. This decrease was due to a decline in accounts payable from $528,255  on December 31,2012 to a balance of $389,492, partially offset by an increase in the net convertible note payable from $69,730 on December 31,2012 to $72,572 on March 31,2013. The decline in the accounts payable was primarily due to te issuance of Preferred series A shares in settlement of various liabilities.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests proposed plan of exploration anticipates that we will incur aggregate exploration related expenditures of $260,000 over the next twelve months; minimum payments would amount to $125,000 in the next twelve months on exploration related expenses, with a total of $664,000 in exploration planned for the next twenty-four months, subject to available funding.We have to date received waivers on payments and work commitments, though there is no assurance that we will continue to eceive such waivers.

In addition to any expenditures related to any exploration activity, our business plan provides for spending of approximately $20,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure for general and administrative expenses of $240,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of interest expense,consulting and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

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

We have been highly dependent on finacing secured via the issuance of convertible notes, but there is no assurance that such financing will continue.

Cash Used in Operating Activities

Operating activities in the three months ended March 31, 2013 and 2012 used cash of $25,087 and $29,362, respectively, which reflect our recurring operating losses. Our net loss reported for three months ended March 31, 2013 was the primary reason for our negative operating cash flows. Our negative operating loss contributing to negative operating cash flows for the three months ended March 31, 2013 and 2012 was partially offset by accrued interest of $12,595 and $22,242 respectively, and $105,728 in debt settled through issuance of Preferred stock  and $45,357 in forgiveness of liability.

Cash Used in Investing Activities

For the three months ended March 31, 2013, we used $2,400 related to mineral property acquisition in investing activities, as compared to $0 used in investing activities during the three months ended March 31 , 2012.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock. Net cash flows provided by financing activities for the three  months ended March 31, 2013 was $27,500, which consisted of proceeds of convertible notes issued to Asher Enterprises, Inc. Net cash flows provided by financing activities for the three months ended March 31, 2012 was $37,500 which also consisted from proceeds of convertible notes,

Commitments

Convertible Notes

On November 23, 2011, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “ November 2011 Note”) in a private transaction (the “Transaction”) with a principal amount of $37,500. We received net proceeds of $37,500 from the Transaction on December 1, 2011. Interest on the November 2011 Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date of August 28, 2012. The principal amount of the Note together with interest may be converted into shares of our common stock, par value $0.00001, at the option of the Asher at a conversion price equal to fifty-eight percent (58%) of the Market Price (as defined in the November 2011 Note) for the Common Stock during the ten trading days prior to the conversion. During the three month period ending March 31, 2013 the Company issued 5,945,278 common shares valued at $2,600 reducing the principal amount to -0-

On March 16, 2012, we issued Asher an unsecured convertible promissory note (the “March 2012 Note”) with a principal amount of $37,500 with substantially the same terms and conditions as the November 2011 Note. The March 2012 Note has a maturity date of December 20, 2012, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.During the period ending March 31,2013 the Company issued common stock in the amount of 27,777,323 in settlement of $15,300 of this note, for a loan balance of $22,200as of March 31,2013 excluding accrued interest

On June 6, 2012, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “June 2012 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the June 2012 note was funded on July 2, 2012. The June 2012 Note has a maturity date of March 6, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.The conversion price is equal to fifty-one  percent (51%) of the Market Price ( as defined in the June 2012 Note).

On December 18, 2012( funded January 2,2013), we entered into an agreement we issued Asher an unsecured convertible promissory note (the “December 2012 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the December 18, 2012 note was funded on January 2, 2013. The December 2012 Note has a maturity date of September 20, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full. The conversion price is equal to forty five percent(45%) of the Market Price ( as defined in the December 2012 Note).

On February 21, 2013, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “February 2013 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the February 21, 2013 The February 21, 2013 Note has a maturity date of November 25, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full. The conversion price is equal to forty five  percent (45%) of the Market Price ( as defined in the February 2013 Note).

If Asher decides not to convert the notes into shares of our common stock, we will have an obligation on the maturity date of each note to pay Asher all accrued interest and principal on such note. In such case, we would have to find sources of cash to re-pay Asher and there can be no assurance such resources will be available.

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our acquisition of the Boulder Hill Project and the South Idaho Silver Project are described above in Part II of this Quarterly Report on Form 10-Q. These expenditures of property payments and exploration are required to maintain our mineral property interests.We have received waivers on these expenditures howver there is no assurance we will continue to receive waivers during times of low working capital.

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

Going Concern

We have incurred an accumulated deficit for the period from inception on September 5, 1997 to March 31,2013 of $19,128,927  and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our interim consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2012. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and 2011, where management identified material weaknesses, that were based on the size of our company and the fact that we have only one financial expert on our management team, no audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”. We are in the process of considering changes to remediate these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company during the quarter ending March 31,2013 issued a total of  33,722,701shares, valued at $19,400, in settlement of convertible notes payable.

The Company on January 31 ,2013 issued  47,568,500  Preferred series A shares in settlement of $104,650in liabilities; the Company recorded a gain of $45,357 related to this settlement.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends(to be removed subject  per rule 144), prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.The issuances were not accompanied by advertising nor were any commissions paid on the sales.

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

First Colombia Gold Corp.
Date: May 15, 2013	By: /s/ Piero Sutti-Keyser Piero Sutti-Keyser Title : Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By: /s/ Gilberto Zapata Gilberto Zapata Title: Chief Financial Officer (Principal Accounting Officer)