Form 10-Q
period 2013-06-30
FIRST COLOMBIA GOLD CORP.
filed 2013-08-19
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10Q
_________________
(Mark One)

   ☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2013

   ☐             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number:  000-51203

FIRST COLOMBIA GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State of Incorporation)	(IRS Employer ID Number)

Paseo de Bernardez #95, Fracc. Lomas de Bernardez, Guadalupe 98610, Zac. Mexico
(Address of principal executive offices)

888-224-6561
(Registrant's Telephone number)

 (Former Address and phone of principal executive offices)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of  June 30, 2013, there were 197,552,085 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2013 is as follows:

F-1	Unaudited Interim Consolidated Balance Sheet as of June 30, 2013 and audited Balance Sheet as of December 31, 2012.

F-2	Unaudited Interim Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012 and from inception on September 5, 1997 to June 30, 2013.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for six months ended June 30, 2013 and 2012 and from inception on September 5, 1997 to June 30, 2013

F-4	Notes to the Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 June 2013		As at 31 December 2012 (Audited)
	$		$
Assets

Current
Amounts receivable (Note 6)		-		27,500

Mineral property interests (Note 3)		-		32,500

Property and equipment (Note 4)		4,993		5,874

		4,993		65,874

Liabilities

Current
Bank indebtedness		-		13
Accounts payable and accrued liabilities (Note 5)		331,908		528,255
Current portion of convertible promissory notes (Note 6)		41,987		69,730

		373,985		597,998

Promissory notes (Note 7)		90,000		-

		463,895		597,998

Stockholders’ deficiency

Common stock (Note 9)
Authorized
850,000,000 common shares, par value $0.00001 and
150,000,000 blank check preferred shares, no par value
50,000,000 designated class A preferred shares, par value $0.001
Issued and outstanding
30 June 2013 – 47,568,500 class A preferred shares, par value $0.001
31 December 2012 – Nil class A preferred shares, par value $0.001		47,569		-
30 June 2013 – 197,552,085 common shares, par value $0.00001
31 December 2012 – 83,686,238 common shares, par value $0.00001		1,976		837
Additional paid in capital		18,756,201		18,554,809
Deficit, accumulated during the exploration stage		(19,264,648)		(19,087,770)

		(458,902)		(532,124)

		4,993		65,874

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 10) and Subsequent Events (Note 14)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2013		For the three month period ended 30 June 2013		For the three month period ended 30 June 2012		For the six month period ended 30 June 2013		For the six month period ended 30 June 2012
	$		$		$		$		$

Expenses
Amortization – property and equipment (Note 4)		44,616		440		899		881		1,798
Amortization – website development costs		40,001		-		-		-		-
Bank charges and interest (Note 6)		1,699,749		35,465		21,648		57,694		34,455
Consulting and management fees (Note 8)		5,377,982		16,800		9,750		36,300		18,750
Foreign exchange loss		19,657		-		-		-		-
Investor communication and promotion		642,021		275		-		9,275		-
Office and administrative		112,589		1,195		13		1,795		17
Professional fees		906,747		18,456		28,970		33,479		31,131
Rent		57,016		-		300		-		600
Stock-based compensation (Note 9)		22,399		-		-		-		-
Telephone		54,659		-		-		-		-
Transfer agent and filing fees		117,181		9,940		12,504		16,661		18,495
Travel and accommodation		377,754		-		-		-		-
Website maintenance		86,000		-		-		-		-
Mineral property expenditures (Note 3)		5,132,574		16,500		9,750		29,500		17,500

Net operating loss before other items		(14,690,945)		(99,071)		(83,834)		(185,585)		(122,746)

Other items
Forgiveness of debt (Note 5)		84,357		-		-		45,357		-
Gain on sale of oil and gas property		10,745		-		-		-		-
Interest income		102,561		-		-		-		-
Recovery of expenses		4,982		-		-		-		-
Provision for write-down of mineral property interests (Note 3)		(5,069,650)		(36,650)		-		(36,650)		-
Write-down of incorporation cost		(12,500)		-		-		-		-
Write-down of assets		(14,111)		-		-		-		-

Net operating loss before income taxes		(19,584,562)		(135,721)		(83,834)		(176,878)		(122,746)

Future income tax recovery		2,319,871		-		-		-		-

Net operating loss from continuing operations		(17,264,690)		(135,721)		(83,834)		(176,878)		(122,746)

Discontinued operations of Beardmore Holdings, Inc.		(1,999,958)		-		-		-		-

Net operating loss and comprehensive loss for the period		(19,264,648)		(135,721)		(83,834)		(176,878)		(122,746)

Basic and diluted loss per common share				(0.00)		(0.00)		(0.00)		(0.00)

Weighted average number of common shares used in per share calculations				173,367,694		42,075,014		137,921,248		41,790,878

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 June 2013		For the three month period ended 30 June 2013		For the three month period ended 30 June 2012		For the six month period ended 30 June 2013		For the six month period ended 30 June 2012
	$		$		$		$		$

Cash flows used in operating activities
Net loss for the period		(17,264,690)		(135,721)		(83,834)		(176,878)		(122,746)
Adjustments to reconcile loss to net cash used by operating activities
Amortization		84,617		440		899		881		1,798
Accrued interest		1,683,473		35,465		21,261		57,707		33,856
Consulting fees		40,200		-		-		-		-
Forgiveness of debt		(69,357)		-		-		(45,357)		-
Future income tax recovery		(2,319,871)		-		-		-		-
Gain on sale of oil and gas property		(10,745)		-		-		-		-
Mineral property acquisition		1,816,000		-		-		-		-
Stock-based compensation		3,609,399		-		-		-		-
Provision for write-down of mineral property interests		5,069,650		36,650		-		36,650		-
Changes in operating assets and liabilities
Amounts receivable		-		-		-		27,500		-
Accounts payable and accrued liabilities		571,835		32,416		38,886		43,660		34,942

Net cash used in continuing operating activities		(6,789,489)		(30,750)		(22,788)		(55,837)		(52,150)

Net cash used in discontinued operations		(186,440)		-		-		-		-

Cash flows from financing activities
Bank indebtedness		-		-		-		(13)		-
Cost of repurchase of common stock		(1,000)		-		-		-		-
Convertible promissory notes		190,000		32,500		27,500		60,000		65,000
Warrants exercised		100,000		-		-		-		-
Issuance of common stock, net of share issue costs		8,311,915		-		-		-		-

Net cash used from continuing financing activities		8,600,915		32,500		27,500		59,987		65,000

Cash flows used in investing activities
Proceeds from sale of oil and gas property		46,200		-		-		-		-
Oil and gas property acquisitions		(2,846)		-		-		-		-
Oil and gas exploration		(22,609)		-		-		-		-
Mineral property acquisition		(52,759)		(1,750)		-		(4,150)		-
Purchase of equipment		(53,550)		-		-		-		-
Website development cost		(40,000)		-		-		-		-

Net cash used in continuing investing activities		(125,564)		(1,750)		-		(4,150)		-

Net cash used in discontinued operations		(1,499,422)		-		-		-		-

Increase in cash and cash equivalents		-		-		4,712		-		12,850

Cash and cash equivalents, beginning of period		-		-		10,332		-		2,194

Cash and cash equivalents, end of period		-		-		15,044		-		15,044

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

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
30 June 2013

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 30 June 2013 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $176,878 for the six month period ended 30 June 2013 (30 June 2012 - $122,746, cumulative - $19,264,648) and has a working capital deficit of $373,985 at 30 June 2013 (31 December 2012 – $570,498), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due and to continue its operations, is essentially solely dependent at present on funding provided by Asher Enterprises, Inc. (“Asher”). If Asher is unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These interim consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

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
30 June 2013

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
30 June 2013

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2013, the Company did not have items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 June 2013

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 June 2013, the Company did not have any asset retirement obligations.

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
30 June 2013

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

The Company’s exploration and evaluation properties expenditures for the six month period ended 30 June 2013 and for the year ended 31 December 2012 are as follows:

	South Idaho Silver Project		Boulder Hill Claims		Boulder Hill Project		Skip Silver Prospect		Total
	$		$		$		$		$

As at 31 December 2011		32,500		15,000		18,000		-		65,500
Additions		-		-		-		-
Write-down		-		(15,000)		(18,000)		-		(33,000)

As at 31 December 2012		32,500		-		-		-		32,500
Additions		4,150		-		-		-		4,150
Provision for write-down		(36,650)		-		-		-		(36,650)

As at 30 June 2013		-		-		-		-		-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

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

Pursuant to the terms of the CCS Assignment, Castle Creek transferred and assigned the Company all of its right, title and interest, in, to and under the Purchase Agreement and the Company assumed the assignment of the Purchase Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Purchase Agreement.  The Company agreed to make the following considerations to Castle Creek (Note 10):

•	Issue 1,000,000 restricted shares of the Company’s common stock by 12 December 2011 (issued on 7 December 2011 and valued at $30,000) (Note 9);

•	Pay $50,000 by 15 July 2013 (unpaid) (Note 10); and

•
Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Property. At any time from the Effective Date, the Company has the right to acquire the 1% NSR payable to Castle Creek for $250,000.

The Purchase Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Purchase Agreement provide that the Company will have exercised the option to acquire an undivided 100% of Robert E’s right, title and interest in and to the Property after incurring an aggregate of $210,000 in exploration expenditures, paying Robert E an aggregate of $80,000 plus 5% of any JVBP.  The Purchase Agreement provides that the cash payments payable to Robert E shall be made according to the following schedule (Note 10):

•	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid);

•	$2,500 on or before 20 June 2013 plus 5% of any JVBP (paid);

•	$5,000 on or before 15 September 2013 plus 5% of any JVBP;

•	$10,000 on or before 15 September 2014 plus 5% of any JVBP;

•	$15,000 on or before 15 September 2015 plus 5% of any JVBP;

•	$20,000 on or before 15 September 2016 plus 5% of any JVBP; and

•	$25,000 on or before 15 September 2017 plus 5% of any JVBP.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Property shall be incurred as follows (Note 10):

•	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures (an aggregate of $10,000 incurred);

•	On or before 15 July 2013, incur not less than an aggregate of $20,000 in exploration expenditures (an aggregate of $28,620 incurred);

•	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and

•	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments, exploration expenditures and filing fees, in order to maintain its interest in the South Idaho Property the Company will be responsible for the following (Note 10):

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

On 7 December 2012, the Company entered into an agreement with Castle Creek to waive certain required cash payment and/or exploration expenditure related to the South Idaho Property until renegotiation after 31 March 2013 and before 30 June 2013, provided that a cash payment of $1,200 is paid prior to 31 March 2013 (paid).

On 31 May 2013, the Company entered into an agreement with Castle Creek to waive certain required cash payment and/or exploration expenditure related to the South Idaho Property until 15 July 2013, provided that a cash payment of $3,500 is paid prior to 15 July 2013 (unpaid).  Further, the Company may secure a waiver at any time during the year ended 31 December 2013 for the requirements that become due in 2014 in exchange for cash payment of or issuance of common shares valued at $50,000 (Note 10).

Included in accounts payable and accrued liabilities as at 30 June 2013 are exploration expenditures of $Nil (31 December 2012 – $10,245) related to the South Idaho Silver Project (Notes 5 and 12).

The Company is currently in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek (Note 14).

During the six month period ended 30 June 2013, the Company recorded a provision for write-down of mineral property interests in the amount of $36,650 (30 June 2012 - $Nil, cumulative - $36,650) related to the South Idaho Property (Notes 10, 12 and 14).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

Boulder Hill Claims

On 16 December 2011, the Company entered into a Purchase and Sale Agreement (the “BHM Purchase”) with Boulder Hill Mines, Inc., an Idaho corporation (“Boulder Hill”), to purchase from Boulder Hill three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”) by making the following considerations to Boulder Hill:

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Note 9);

•	Pay $25,000 in cash by 5 May 2013 (unpaid) (Note 10); and

•	Pay $25,000 in cash by 16 December 2013.

On 15 January 2013, the Company amended the agreement entered into on 12 October 2012 with Boulder Hill to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Claims until 5 May 2013.

During the year ended 31 December 2012, the Company was in default related to certain obligations related to the Boulder Hill Claims.  The Company recorded a write-down of mineral property in the amount of $15,000 related to the Boulder Hill Claims.

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

The BHM Assignment required the Company to make the following considerations to Boulder Hill:

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Note 9);

•	Pay $25,000 in cash by 30 September 2013; and

•	Pay $25,000 in cash by 16 December 2013.

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

The Option Agreement provides that the cash payments payable to James E shall be made according to the following schedule:

•	$20,000 on or before 30 September 2013 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012);

•	$15,000 on or before 30 September 2013 plus 5% of any JVBP;

•	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

•	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

•	On or before 30 September 2013, incur not less than an aggregate of $49,000 in exploration expenditures (an aggregate of $31,769 incurred); and

•	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, in order to maintain James E’s leasehold interest in the Boulder Hill Property the Company will be responsible for paying filing fees over the term of the Option Agreement and Boulder Hill Agreement and the following:

•
Make advance royalty payments to James E of $25,000 per year, commencing on 15 July 2015 and continuing on 15 July each and every year thereafter for so long as the Company retains its leasehold interest in the Boulder Hill Property; and

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

•
Incur a minimum of $100,000 of annual exploration expenditures on the Boulder Hill Property on or before 15 July each and every year after 15 July 2011 (not incurred), which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

On 15 January 2013, the Company amended the agreement entered into on 12 October 2012 with Boulder Hill and James E to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Property until 5 May 2013.

On 5 May 2013, the Company amended the waiver entered into on 15 January 2013 with Boulder Hill and James E to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Property until 30 September 2013.

Included in accounts payable and accrued liabilities as at 30 June 2013 are mineral property acquisition costs and exploration expenditures of $1,091 (31 December 2012 – $19,394) related to the Boulder Hill Project (Notes 5 and 12).

During the year ended 31 December 2012, the Company was in default related to certain obligations related to the Boulder Hill Project and as a result, the Company recorded a write-down of mineral property in the amount of $18,000 related to the Boulder Hill Project.

Skip Silver Prospect

The Company acquired by right of location two unpatented mining claims in the state of Montana in 2012 covering approximately forty acres.

4.	Property and Equipment

					Net Book Value
	Cost		Accumulated Amortization		30 June 2013		31 December 2012 (Audited)
	$		$		$		$
Furniture, computer and office equipment
		47,433		42,440		4,993		5,874

During the six month period ended 30 June 2013, total additions to property and equipment were $Nil (30 June 2012 - $Nil).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

On 31 January 2013, the Company issued a total of 37,022,900 class A preferred shares valued at $81,450 ($0.0022 per share) for the settlement of liabilities totaling $126,807 with unrelated parties. The Company recorded a gain of $45,357 related to this settlement (Notes 9 and 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

On 30 June 2013, the Company entered into agreement with various vendors to convert $90,000 the amounts payable to the vendors to long-term promissory notes. The promissory notes have a term of two years, are unsecured, and bear interest of 5% per annum (Notes 7 and 12).

Included in accounts payable and accrued liabilities as at 30 June 2013 is an amount due to a former officer of the Company of $3,551 (31 December 2012 – $3,876). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment (Note 8).

Included in accounts payable and accrued liabilities as at 30 June 2013 is an amount due to a director of the Company of $8,112 (31 December 2012 – $10,817). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 8).

Included in accounts payable and accrued liabilities as at 30 June 2013 is an amount due to an officer of the Company of $8,735 (31 December 2012 – $10,000). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 8).

Included in accounts payable and accrued liabilities as at 30 June 2013 is an amount due to an officer of the Company of $4,750 (31 December 2012 – $4,150). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 8).

Included in accounts payable and accrued liabilities as at 30 June 2013 are mineral property acquisition costs and exploration expenditures of $1,091 (31 December 2012 – $19,394) related to the Boulder Hill Project (Notes 3 and 12).

Included in accounts payable and accrued liabilities as at 30 June 2013 are exploration expenditures of $Nil (31 December 2012 – $10,245) related to the South Idaho Silver Project (Notes 3 and 12).

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
30 June 2013

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

During the year ended 31 December 2012, the Company issued a total of 42,182,653 common shares to Asher valued at $34,900 upon various conversions of Asher Note, reducing the principal amount to $2,600 as at 31 December 2012 (Notes 9 and 12).

During the six month period ended 30 June 2013, the Company accrued interest expense of $8 (30 June 2012 - $20,132, cumulative - $30,416), of which $Nil relates to the amortization of debt discount (30 June 2012 – $18,648, cumulative - $27,155) (Note 12).

During the six month period ended 30 June 2013, the Company issued a total of 5,945,378 common shares to Asher valued at $4,100 upon various conversions of Asher Note, reducing the principal amount by $2,600 to $Nil, and accrued interest amount by $1,500 to $1,761 as at 30 June 2013 (Notes 9 and 12).

During the six month period ended 30 June 2013, the Company recorded a write-down of accrued interest of $1,761 related to the Asher Note (30 June 2012 - $Nil, cumulative - $1,761) (Note 12).

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
30 June 2013

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital.

During the six month period ended 30 June 2013, the Company accrued interest expense of $1,625 (30 June 2013 – $11,257, cumulative - $31,321), of which $Nil relates to the amortization of debt discount (30 June 2012 - $10,377, cumulative - $27,155) (Notes 9 and 12).

During the six month period ended 30 June 2013, the Company issued a total of 47,527,322 common shares to Asher valued at $39,000 upon various conversions of Asher Note #2, reducing the principal amount by $37,500 to $Nil and accrued interest amount by $1,500 to $2,666 as at 30 June 2013 (Notes 9 and 12).

During the six month period ended 30 June 2013, the Company recorded a write-down of accrued interest of $2,666 related to the Asher Note #2 (30 June 2012 - $Nil, cumulative - $2,666) (Note 12).

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

The Asher Note #3 contains a provision limiting the number of shares of common stock into which the Asher Note #3 is convertible to 9.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #3 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #3 anytime from the date of the Asher Note #3 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #3 based on the date of prepayment.

The fair value of the beneficial conversion feature was estimated at $26,422 and was recorded as additional paid-in capital.

During the six month period ended 30 June 2013, the Company was in default of the Asher Note #3 and the Company recorded a penalty in the amount of $13,750 (50% of the original principal) pursuant to the Asher Note #3 agreement, which has been recorded as interest expense (Note 12).

During the six month period ended 30 June 2013, the Company accrued interest expense of $20,847 (30 June 2012 - $2,467, cumulative - $42,232), of which $6,291 relates to the amortization of the debt discount (30 June 2012 - $2,323, cumulative - $26,422) and $13,750 relates to the default penalty (30 June 2012 - $Nil, cumulative - $13,750) (Note 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

During the six month period ended 30 June 2013, the Company issued a total of 60,393,147 common shares to Asher valued at $42,350 upon various conversions of Asher Note #3, reducing the principal amount by $41,250 to $Nil and accrued interest amount by $1,100 to $960 as at 30 June 2013 (Notes 9 and 12).

During the six month period ended 30 June 2013, the Company recorded a write-down of accrued interest of $960 related to the Asher Note #3 (30 June 2012 - $Nil, cumulative - $960) (Note 12).

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

The Asher Note #4 contains a provision limiting the number of shares of common stock into which the Asher Note #4 is convertible to 9.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #4 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #4 anytime from the date of the Asher Note #4 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% based on the date of repayment.

The fair value of the beneficial conversion feature was estimated at $27,500 and was recorded as additional paid-in capital.

During the six month period ended 30 June 2013, the Company accrued interest expense of $19,120 (30 June 2012 - $Nil, cumulative - $20,493), of which $18,035 relates to the amortization of debt discount (30 June 2012 - $Nil, cumulative - $19,330) (Note 12).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

The Asher Note #5 contains a provision limiting the number of shares of common stock into which the Asher Note #5 is convertible to 9.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #5 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #5 anytime from the date of the Asher Note #5 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% based on the date of repayment.

The fair value of the beneficial conversion feature was estimated at $27,500 and was recorded as additional paid-in capital.

During the six month period ended 30 June 2013, the Company accrued interest expense of $13,578 (30 June 2012 - $Nil, cumulative - $13,578), of which $12,807 relates to the amortization of debt discount (30 June 2012 - $Nil, cumulative - $12,807) (Note 12).

f.
On 29 April 2013, the Company issued a convertible note to Asher in the amount of $32,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 31 January 2014 (the “Asher Note #6”). Any amount of principal or interest amount not paid on 31 January 2014 (the “Default Amount #6”) shall bear interest of 22% per annum commencing on 31 January 2014 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 31 January 2014 or the date of the Default Amount #6 is paid, at a conversion price equal to 45% of the market price for the common shares during the 30 trading days prior to the conversion.

The Asher Note #6 contains a provision limiting the number of shares of common stock into which the Asher Note #6 is convertible to 9.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #6 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #6 anytime from the date of the Asher Note #6 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% based on the date of repayment.

The fair value of the beneficial conversion feature was estimated at $32,500 and was recorded as additional paid-in capital.

During the six month period ended 30 June 2013, the Company accrued interest expense of $7,916 (30 June 2012 - $Nil, cumulative - $7,916), of which $7,274 relates to the amortization of debt discount (30 June 2012 - $Nil, cumulative - $7,274) (Note 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

g.	The following is the summary of convertible promissory notes that are issued and outstanding as at 30 June 2013 and 31 December 2012:

		As at 30 June 2013		As at 31 December 2012 (Audited)
		$		$

Asher Note	Principal, net of debt discount		-		2,600
	Accrued interest		-		3,253

			-		5,853

Asher Note #2	Principal, net of debt discount		-		37,500
	Accrued interest		-		2,541

			-		40,041

Asher Note #3	Principal, net of debt discount		-		21,209
	Accrued interest		-		1,254

			-		22,463

Asher Note #4	Principal, net of debt discount		19,330		1,295
	Accrued interest		1,163		78

			20,493		1,373

Asher Note #5	Principal, net of debt discount		12,807		-
	Accrued interest		771		-

			13,578		-

Asher Note #6	Principal, net of debt discount		7,274		-
	Accrued interest		642		-

			7,916		-

			41,987		69,730

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

7.	Promissory Notes

On 30 June 2013, the Company entered into agreement with various vendors to convert $90,000 the amounts payable to the vendors to long-term promissory notes. The promissory notes have a term of two years, are unsecured, and bear interest of 5% per annum that is payable quarterly beginning 30 September 2013 (Note 5).

During the six month period ended 30 June 2013, the Company accrued interest of $Nil (30 June 2012 - $Nil, cumulative - $Nil).  As at 30 June 2013, the balance of promissory notes consists of principal of $90,000 (31 December 2012 - $Nil) and interest of $Nil (31 December 2012 - $Nil) (Note 12).

8.	Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 30 June 2013 is an amount due to a former officer of the Company of $3,551 (31 December 2012 – $3,876). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 June 2013 is an amount due to a director of the Company of $8,112 (31 December 2012 – $10,817). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 June 2013 is an amount due to an officer of the Company of $8,735 (31 December 2012 – $10,000). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 June 2013 is an amount due to an officer of the Company of $4,750 (31 December 2012 – $4,150). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

During the six month period ended 30 June 2013, the Company paid or accrued $5,000 (30 June 2012 – $1,750) for consulting fees to an officer of the Company.

During the six month period ended 30 June 2013, the Company paid or accrued $7,000 (30 June 2012 – $1,517) for consulting fees to a director of the Company.

During the six month period ended 30 June 2013, the Company paid or accrued $8,500 (30 June 2012 - $ Nil) for consulting fees to a director of the Company.

During the six month period ended 30 June 2013, the Company issued a total of 10,545,600 class A preferred shares valued at $23,200 ($0.0022 per share) for the settlement of liabilities totaling $23,200 with officers and directors of the Company (Notes 9 and 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

9.	Common Stock

Authorized

The total authorized capital consists of

•	850,000,000 common shares with par value of $0.00001
•	150,000,000 blank check preferred shares with no par value
•	50,000,000 designated class A preferred shares with par value of $0.001

Issued and outstanding

As at 30 June 2013, the total issued and outstanding capital stock is 197,552,085 common shares with a par value of $0.00001 per share.

As of 30 June 2013, the total issued and outstanding series A preferred shares is 47,568,500 with a par value of $0.001.

On 10 May 2013, the Company issued 2,840,909 common shares valued at $1,250 upon conversion of Asher Note #3 (Note 6).

On 8 May 2013, the Company issued 11,111,111 common shares valued at $6,000 upon conversion of Asher Note #3 (Note 6).

On 3 May 2013, the Company issued 11,666,667 common shares valued at $6,300 upon conversion of Asher Note #3 (Note 6).

On 1 May 2013, the Company issued 11,694,915 common shares valued at $6,900 upon conversion of Asher Note #3 (Note 6).

On 29 April 2013, the Company issued 11,625,000 common shares valued at $9,300 upon conversion of Asher Note #3 (Note 6).

On 25 April 2013, the Company issued 11,454,545 common shares valued at $12,600 upon conversion of Asher Note #3 (Note 6).

On 24 April 2013, the Company issued 2,150,000 common shares valued at $2,580 upon conversion of Asher Note #2 (Note 6).

On 23 April 2013, the Company issued 5,833,333 common shares valued at $7,000 upon conversion of Asher Note #2 (Note 6).

On 16 April 2013, the Company issued 11,766,666 common shares valued at $14,120 upon conversion of Asher Note #2 (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

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

On 5 March 2013, the Company issued 4,878,049 common shares valued at $2,000 upon conversion of Asher Note #2 (Note 6).

On 15 February 2013, the Company issued 5,000,000 common shares valued at $2,700 upon conversion of Asher Note #2 (Note 6).

On 8 February 2013, the Company issued 4,354,839 common shares valued at $2,700 upon conversion of Asher Note #2 (Note 6).

On 4 February 2013, the Company issued 4,375,000 common shares valued at $2,800 upon conversion of Asher Note #2 (Note 6).

On 31 January 2013, the Company issued a total of 47,568,500 class A preferred shares valued at $104,650 ($0.0022 per share) in settlement of liabilities to officers, directors and unrelated parties (Notes 5, 8 and 12).

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

On 16 January 2013, the Company issued 3,088,235 common shares valued at $2,100 upon conversion of Asher Note (Note 6).

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
30 June 2013

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

On 4 June 2012, the Company issued 2,000,000 common shares valued at $2,600 upon conversion of Asher Note (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

On 16 December 2011, the Company issued a total of 1,000,000 common shares valued at $30,000 as consideration to Boulder Hill pursuant to the BHM Purchase and BHM Assignment. The fair value is equal to the market price of the Company’s stock on the date of the transaction (Note 3).

On 7 December 2011, the Company issued 1,000,000 common shares valued at $30,000 as consideration to Castle Creek pursuant to the CCS Assignment. The fair value is equal to the market price of the Company’s stock on the date of the transaction (Note 3).

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

On 25 March 2010, the Company issued 18,750,000 units at a price of $0.10 per unit (the “Units”) for proceeds of $1,775,000, net of share issue costs of $100,000. Each Unit consists of one common share with par value $0.00001 and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 commencing six months from the closing date of the offering up to 25 March 2011. During the year ended 31 December 2011, 1,000,000 of the related share purchase warrants in this series were exercised. As at 30 June 2013, none of the related share purchase warrants in this series remain outstanding.

On 9 March 2010, the Company issued 5,000,000 common shares valued at $1,250,000 ($0.25 per common share) pursuant to the Temasek Agreement. The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 3,500,000 common shares valued at a $385,000 ($0.11 per common share) pursuant to the Temasek Agreement. The fair value is equal to the market price of the Company’s stock on the date of the transaction.

During the year ended 31 December 2009, the Company issued 140,000 common shares for total proceeds of $18,900 ($0.15 per common share), net of share issue costs of $2,100.

During the year ended 31 December 2009, the Company issued 5,272,333 common shares for total proceeds of $711,765 ($0.15 per common share), net of share issue costs of $79,085.

During the year ended 31 December 2008, the Company issued 2,500,000 common shares valued at $625,000 ($0.25 per common share) pursuant to the Temasek Agreement. The fair value is equal to the market price of the Company’s stock on the date of the transaction.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

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

Stock options

The following stock options are outstanding as at 30 June 2013 (31 December 2012 – 325,000):

	Number of options	Exercise price	Remaining life (years)
		$

Options	250,000	0.07	0.45
Options	75,000	0.15	8.34

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

The Company had no stock option activities during the six month periods ended 30 June 2013 and 2012.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

Warrants

As at 30 June 2013, there were Nil (31 December 2012 - Nil) share purchase warrants outstanding.

The Company had no warrant activities during the six month periods ended 30 June 2013 and 2012.

10.	Commitments and Contingencies

a.
Subsequent to the six month period ended 30 June 2013, the Company became in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek (Notes 3 and 14).

b.	As at 30 June 2013, the Company is in default with regards to certain obligations related to the Boulder Hill Claims and is in the process of renegotiating the terms with Boulder Hill (Note 3).

c.	As at 30 June 2013, the Company is in default with regards to certain obligations related to the Boulder Hill Project and is in the process of renegotiating the terms with James E (Note 3).

d.
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

e.	The Company is committed to making repayments related to the convertible promissory notes payable to Asher (Note 6).

f.	The Company is committed to making repayments related to the promissory notes issued on 30 June 2013 payable to various vendors (Note 7).

g.
During the six month period ended 30 June 2013, the Company entered into a memorandum of understanding (the “MOU”) with an unrelated party to enter into a definitive agreement within 180 days for the Company to earn a fifty percent interest in the Nile Mine project. The Company has not entered into a final and definitive agreement at the time.

11.	Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America. Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland. During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. During the year ended 31 December 2011, the Company re-focused its activities to Colombia and the United States. During the six month period ended 30 June 2013, the Company does not have any material activities outside of the United States. As at 30 June 2013, the Company does not have any material assets outside of the United States.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

12.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 September 1997 to 30 June 2013		For the six month period ended 30 June 2013		For the six month period ended 30 June 2012
	$		$		$

Supplemental cash flows information
Interest expense		1,906		-		-
Foreign exchange (gain) loss		21,787		-		-
Income taxes paid		-		-		-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)		10,000		-		-
Common shares issued for services ($6 per share)		50,000		-		-
Donated consulting services		16,200		-		-
Common shares cancelled and returned		(2)		-		-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)		1,280,000		-		-
Restricted shares issued ($24.80 per share)		2,418,000		-		-
Common shares issued for finder’s fee ($10 per unit)		254,500		-		-
Warrants issued		100,421		-		-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)		536,000		-		-
Common shares issued for acquisition of mineral rights (deemed at $0.003 to $0.25 per share)		2,320,000		-		-
Common shares issued upon conversions of promissory note ($0.00011 to $0.0080 per share)		120,350		85,450		-
Preferred shares issued for settlement of debt ($0.0022 per share)		104,650		104,650		-

Included in accounts payable and accrued liabilities as at 30 June 2013 are mineral property acquisition costs and exploration expenditures of $1,091 (31 December 2012 – $19,394) related to the Boulder Hill Project (Notes 3 and 5).

Included in accounts payable and accrued liabilities as at 30 June 2013 are exploration expenditures of $Nil (31 December 2012 – $10,245) related to the South Idaho Silver Project (Notes 3 and 5).

During the year ended 31 December 2012, the Company recorded a write-down of mineral property in the amount of $33,000 in relation to the Boulder Hill Claims and Boulder Hill Property (Note 3).

During the six month period ended 30 June 2013, the Company recorded a provision for write-down of mineral property in the amount of $36,650 (30 June 2012 - $Nil) in relation to the South Idaho Property (Notes 3, 10 and 14).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

During the six month period ended 30 June 2013, the Company accrued a total interest expense of $63,094 (30 June 2012 – $33,856) related to the convertible debentures, of which $44,407 relates to the amortization of debt discount (30 June 2012 – $31,348) and $13,750 relates to the default penalty (30 June 2012 - $Nil) (Note 6).

During the six month period ended 30 June 2013, the Company recorded a write-down of accrued interest in the amount of $5,387 (30 June 2012 - $Nil) in relation to the Asher Note, Asher Note #2 and Asher Note #3 (Note 6).

During the six month period ended 30 June 2013, the Company issued a total of 47,568,500 class A preferred shares valued at $104,650 ($0.0022 per share) for the settlement of liabilities totaling $150,007 with officers, directors and unrelated parties. The Company recorded a gain of $45,357 related to this settlement (Notes 5, 8 and 9).

On 30 June 2013, the Company entered into agreement with various vendors to convert $90,000 the amounts payable to the vendors to long-term promissory notes. The promissory notes have a term of two years, are unsecured, and bear interest of 5% per annum.  During the six month period ended 30 June 2013, the Company accrued interest of $Nil (30 June 2012 - $Nil, cumulative - $Nil) (Notes 5 and 7).

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

As at 30 June 2013, the carrying amounts of accounts payable and convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

As at 30 June 2013, the carrying amount of long-term debt and other financing was $90,000 (31 December 2012 - $Nil).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

The fair value of the beneficial conversion feature was estimated at $60,000 (31 December 2012 – $81,077), and was recorded as a component of equity, of which $60,000 (31 December 2012 - $81,077) would be a Level 1 fair value and $Nil (31 December 2012 - $Nil) would be a Level 2 fair value.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $373,985 at 30 June 2013 (31 December 2012 – $570,498), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 June 2013

14.	Subsequent Events

The following events occurred during the period from the six month period ended 30 June 2013 to the date the interim consolidated financial statements were available to be issued on 16 August 2013:

a.
As at 15 July 2013, the Company is in default related to the South Idaho Property as it did not meet certain obligations of the Purchase Agreement.  The Company is currently in the process of renegotiating the terms with Castle Creek.  During the six month period ended 30 June 2013, the Company recorded a provision for write-down of mineral property in the amount of $36,650 (Notes 3, 10 and 12).

b.
During the period from 23 July 2013 to 1 August 2013, the Company issued a total of 52,962,963 common shares to Asher valued at $14,300 upon various conversions of principal amount of Asher Note #4, reducing the principal amount by $14,300 to $13,200 (Note 6).

c.
On 27 July 2013, the Company entered into a contract with an unrelated company to provide consulting services and introductions in order to secure further funding for the Company. The consultant is entitled to 10% of the gross funding received in relation to the contract.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures:

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

In 2011, we reviewed potential properties for acquisition in Colombia, and expanded our focus to North America which resulted in our acquiring certain mineral property interests in Montana and Idaho in late 2011. Company personnel and consultants are planning our exploration plans, conducting site visits, and reviewing several projects for potential acquisition, and in 2012, we added to our mineral property position through the acquisition of the Skip claims in Montana. We further expanded our operations in Montana through signing a memorandum of understanding concerning the Nile Mine project in April 2013. In June 30, 2013 we staked a uranium prospect in the Pacific Northwest, and during the quarter conducted sampling at our Boulder Hill prospect. The company is considering various strategic options considering the difficult financing situation faced by the company within the junior mining sector.

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

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the “Effective Date”), we entered into a Assignment and Assumption Agreement (“Castle Creek Assignment Agreement”) with Castle Creek Silver Inc. (“Castle Creek”), an Idaho corporation, and Robert Ebisch (“Ebisch”). Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the “Castle Creek Option Agreement”), for Castle Creek’s option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #’s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho, (hereinafter together with any form of successor or substitute mineral tenure called the “South Idaho Silver Project”). Pursuant to the terms of the Castle Creek Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Castle Creek Option Agreement and we assumed the assignment of the Castle Creek Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Castle Creek Option Agreement. As consideration for the Castle Creek Assignment Agreement, we issued Castle Creek 1,000,000 restricted shares of our common stock and are obligated to pay Castle Creek $50,000 in cash within twelve (12) months of the Effective Date, which is December 7, 2012(unpaid and waived) and Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Silver Project. At any time from the Effective Date, we have the right to acquire the 1% NSR payable to Castle Creek for $250,000.The Assignment Agreement includes customary representations and warranties. Under the terms of the Assignment Agreement, Castle Creek and Ebisch have agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Castle Creek or Ebisch in the Castle Creek Assignment Agreement and for any breaches of any representations, warranties, obligations, terms or covenants of either Castle Creek or Ebisch under or pursuant to the Castle Creek Option Agreement.

The Castle Creek Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Castle Creek Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Castle Creek Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

●           $2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP; ( this payment has been made)
●           $2,500 on or before September 15, 2012 (extended to June 20,2013 and paid) plus five per cent (5%) of any JV&BP;
●           $5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP;
●           $10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;
●           $15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;
●           $20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and
●           $25,000 on or before September 15, 2017 plus five per cent (5%) of any JV&BP.

We have received a waiver from the property owner for September 15, 2012 payments and work commitments, and a waiver through 2013 for all property payments and work commitments.

The Castle Creek Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Silver Project shall be incurred as follows:

•	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures; (these expenditures have been made)
•	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures which have been incurred.
•	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and
•	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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

Our ability to explore and mine the South Idaho Silver Project depends on the validity of title to the South Idaho Silver Project. The South Idaho Silver Project consists of unpatented mining claims. Maintenance of rights to unpatented mining claims contain certain requirements including sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims. We have not obtained a title opinion or title insurance on the underlying unpatented claims at this exploration stage.

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

In the quarter ended June 30, 2013, we continued our review of historical data and planning its 2013 exploration work. This work has commenced with planning additional staking of unpatented mining claims, review with geologists the work program, and review of the proposed budget against current estimates. Field work in the second quarter was partially delayed to reconnaissance exploration work (see “Montana” below) in Montana during the quarter. The review of our exploration plan has resulted in management’s decision to proceed over the winter months in preparing a preliminary plan of operation to be finalized when weather permits additional site reconnaissance on the property, during which initial surface sampling is planned to be implemented.

We do plan site work to be conducted on the property during the summer work season; the extent of this work will depend on funding and personnel availability. Currently the Company has delayed initial summer work pending a review of potential permitting and bonding requirements for the project.

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

Boulder Hill Project

Purchase and Sale Agreement of Unpatented Mining Claims

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Boulder Hill Purchase Agreement”) with Boulder Hill Mines Inc., an Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”). As consideration for the Claims, we issued Boulder Hill 500,000 restricted shares of our common stock, are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013. Boulder Hill sold, transferred and conveyed the Boulder Hill Claims by executing and delivering quitclaim deeds to us. The Company has received a waiver from Boulder Hill Mines for 2013 work requirements and property payments.

The Boulder Hill Purchase Agreement includes customary representations and warranties. Under the terms of the Purchase Agreement, Boulder Hill has agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill in the Boulder Hill Purchase Agreement.

Assignment and Assumption of Lease Agreement

On December 16, 2011 (the “Effective Date”), we entered into an Assignment and Assumption Agreement (“Boulder Hill Assignment Agreement”) with Boulder Hill, and Jim Ebisch (“Ebisch”). Boulder Hill and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2008, as amended on August 1, 2011 (the “Boulder Hill Option Agreement”) which granted to Boulder Hill an option to acquire an undivided 100% of the right, title and interest of Ebisch in and to that certain Montana State Metallferrous Gold Lease M-1974-06 dated August 21,2006 he entered into with the State of Montana (the “Montana Gold Lease”) under which Ebisch was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on property situated in Lincoln County, Montana. The Montana Gold Lease is for a ten (10) year term and is subject to the 5% net smelter return due to the State of Montana. Pursuant to the terms of the Boulder Hill Assignment Agreement, Boulder Hill transferred and assigned us all of its right, title and interest, in, to and under the Boulder Hill Option Agreement and we assumed the assignment of the Boulder Hill Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Boulder Hill Option Agreement. As consideration for the Assignment Agreement, we issued Boulder Hill 500,000 restricted shares of our common stock and are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012,extended to September 30,2013 and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.

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

The Boulder Hill Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

●	$20,000 on or before October 14, 2012 plus five per cent (5%)of any JV & BP (of which an initial payment of $3,000 has been made)
●	$15,000 on or before July 15, 2013,extended to September 30,2013, plus five per cent (5%) of any JV&BP;
●	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and
●	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

We have received a waiver on the October 14, 2012 payments and 2012 work commitments, and a subsequent waiver through September 30,2013.

The Boulder Hill Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the property underlying the Montana Gold Lease shall be incurred as follows:

●
on or before December 16, 2012, incur not less than an aggregate of $49,000 in exploration expenditures($31,769  incurred $17,231 not incurred waived until May 5, 2013, unpaid),extended to September 30,2013; and

●	on or before December 13, 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, we will be responsible for paying filing fees over the term of the Boulder Hill Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Cold Lease:

●
Make advance royalty payments to Ebisch of $25,000 per year commencing on July 15, 2015 and continuing on the 15th day of July each and every year thereafter for so long as the Company maintains its leasehold interest in the Montana Gold Lease, and

●
Incur a minimum of $100,000 of annual exploration expenditures on the property underlying the in order to maintain its leasehold interest in the Montana Gold Lease on or before 15th of July each and every year after July 15, 2011,not incurred, which could be offset by exploration expenditures in excess of $100,000 in any prior annual period.

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

In the second quarter of 2013, the Company conducted a site visit and took surface samples.

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

Memorandum of Understanding to Earn-Interest in the Nile Mine Project

On May 1, 2013, the Company with GMRV, a branch of 4uX, LLC, a private Montana company (“GMRV”) entered into a Memorandum of Understanding (“MOU”) to enter into a Definitive Agreement within 180 days for the Company to earn a fifty percent interest in the Nile Mine project. The Company has not entered into a final and definitive agreement at this time.

Land Status

The project is owned/controlled by GMRV and private interests. The Company  signed a Memorandum of Understanding (“MOU”) on the project effective May 1, 2013 containing the following terms and conditions for the Company to earn a 50% interest in the project:

Paying within 180 days of the signing of this MOU $2,500 which will be payable in cash or the issuance of restricted shares of  the Company at the market bid price, or the equivalent in restricted preferred shares of  the Company, subject to an subscription agreement signed by GMRV acceptable to the Company. The Company has agreed to an initial work commitment of $5,000 in 2013, and upon mutual agreement of an exploration plan for 2014, an increased work commitment of at least $10,000 for 2014.

The Company  agreed that work commitment will include the consulting services that will be provided by GMRV. The parties in good faith agree to enter into a definitive agreement with duration of 10 years, with a work commitment for this period of $250,000 and annual minimum advance royalty payments of $5,000 per year in cash, common shares, or preferred shares, at First Colombia’s option, for First Colombia to earn a 50% interest in the project. Should a mutually agreed upon definitive agreement not be agreed on and implemented within the effective date of this agreement, the payment referred to above shall be non-refundable.

On the effective Date: May 1, 2013, The Company was responsible for all property maintenance fees, estimated not to exceed $ 500.00 annually at the current BLM Maintenance Fee rate.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the MOU, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

Description of Property

Location

The project is located in Marysville Mining District in the Marysville area, and is comprised of the Nile Mine and nearby Springer II Placer mining claim, comprising approximately fifty-five acres.

The Nile Mine Project consists of two unpatented lode claims covering the over 1,000 feet of the unpatented section of Nile and South Nile Veins and the Nile Cross-Cut located in Section 4, T11N, R6W.

The Springer_II Placer consists of one unpatented placer claim covering three tailing ponds and nearly 0.3 miles of old dredge piles in Section 32, T12N, R6W. The mill tailings are from the Empire Mill located further up the drainage.

History

The placer property contains evidence of production from a former gold-silver mill. Prior sampling identified about 13,000 cubic yards of mill tailings containing gold, silver, and copper values. The Company has not verified prior sampling results. The lead-silver-gold mine reported intermittent production from 1890's through 1940's.

Regional Geology

The Company is currently reviewing regional and project geology.

Project Infrastructure, Access and Power

There is evidence and historical information that indicates some level of production from the Nile Mine but the Company hasn’t completed a thorough review of this data.

Reserves

There are no established reserves on the project.

Permitting

In Montana an Exploration License or POO (Plan of Operation) may be required depending on the extent of planned surface disturbance or water discharge form exploration and development activities, and such permits can typically require bonding.

Proposed Exploration Plan

Several phases of exploration work will be necessary to move forward this project. Each successive phase of work is contingent upon the results of previous phases. The first phase will require geological mapping and sampling

The second phase of work will involve re-establishing underground access, channel sampling, rehabilitation of underground workings, surface soil sampling, and geologic mapping.

Our most immediate 2013 work will be conducting mapping, geological mapping, and surface sampling, and preparing a budget for rehabilitation and access to underground areas, and preparing the required permits. We have retained GMRV to provide consulting and field support to these planned activities.  We estimate the costs will required of a minimum of $10,000 to complete an initial start of these plans, and a total of $100,000 to complete.

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

Skip Silver

We have acquired the Skip claims in Montana through right of location. The Skip project is considered an early-stage silver exploration project, and we are seeking either a JV partner, or to develop an exploration plan for 2013. The project has no indicated reserves, nor has the company secured specific historical exploration data on the property, nor have we completed initial geological mapping on the project. We do not have specific exploration plans beyond 2013 and believe that it is in the Company’s best interest to seek a joint-venture partner in the area.

Other Exploration Areas

Our strategy is to advance projects we own, lease or option, and seek joint-venture partners where possible, and to acquire additional projects in different geographical areas though our concentration currently is in Montana and Idaho. We currently have two geologists performing work for the Company in database construction and review considering potential projects for the Company. There is no assurance this will result in additional projects for the Company, or if they do the Company will meet regulatory and financial requirements to acquire any projects identified

Laczay Uranium Prospect

The Company acquired by location a uranium prospect in the Pacific Northwest, and it is still in process of compiling and reviewing initial data on the project.

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

Operating Expenses

We reported operating expenses in the amount of $99,071 for the three months ended June 30, 2013, compared to operating expenses of $83,834 for the three months ended June 30, 2012. The increase in operating expenses for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily a result of an increase in bank and interest charges, consulting and management fees, and an increase in mineral property exploration costs, partially offset by a decline in professional service expense.

We reported operating expenses of $185,585 for the  six month period ending June 30,2013, compared to $122,746 for the period ending June 30,2012.The increase is due primarily to increased interest expense, and increased exploration expense.

Our expenditures were higher over the prior period as a result of higher consulting and management fees incurred during the reporting period as the Company expanded its scope of efforts which resulted in a new prospect acquired. We incurred consulting and management fees of $57,694 for the six months ended June 30, 2013, as compared to $18,750 for the three months ended June 30, 2012. The increase in consulting and management fees is partly attributable to more work done in-house by Company personnel. Exploration and mineral property expenses totaled $29,500 compared to $17,500 in the six months ended June 30, 2012. The increase was due to expenditures in North American exploration.

We incurred bank charges and interest of $35,645 for the three months ended June 30, 2013, as compared to $21,648 for the three months ended June 30, 2012. The increase of in bank charges and interest is attributable to increased interest resulting from additional convertible promissory notes issued.

We incurred bank and interest charges for the six months ending June 30, 2013 for $57,694, compared to $34,455 for the period ending June 30, 2012. The increase for the six months was due to additional convertible promissory notes issued.

Other Items

We reported a provision for write down of property interests of $36,350 for the three months ended June 30, 2013 and for the six month  period ended June 30, 2013  we reported a one-time gain from forgiveness of debt of $45,257.

Net (Income) Loss

As a result of the above, for the three months ended June 30, 2013, we reported a net loss of $135,721, for the three months ended June 30,2012, we reported a net loss of $83,834; for the six months ending June 30,2013 we reported a net loss of $176,878, and $122,746 for the six month period ending June 30,2012.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of  $nil, compared to $nil at December 31, 2012. At June 30, 2013, we had a working capital deficit of $373,985, compared to a working capital deficit of $570,498 at December 31, 2012. This decrease was due to a decline in accounts payable from $528,255 on December 31, 2012 to a balance of $331,908. The decline in the accounts payable was primarily due to the issuance of Preferred series A shares in settlement of various liabilities and the issuance of $90,000 in two year notes in settlement of various accounts payable.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests proposed plan of exploration anticipates that we will incur aggregate exploration related expenditures of $260,000 over the next twelve months; minimum payments would amount to $125,000 in the next twelve months on exploration related expenses, with a total of $664,000 in exploration planned for the next twenty-four months, subject to available funding.  We have to date received waivers on payments and work commitments, though there is no assurance that we will continue to receive such waivers.

In addition to any expenditures related to any exploration activity, our business plan provides for spending of approximately $15,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure for general and administrative expenses of $180,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of interest expense, consulting and professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

The Company will seek to reduce its negative working capital further in negotiations with vendors, in particular considering further issuance of notes, common or preferred shares to improve the current negative working capital position of the Company.

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

We have been highly dependent on financing secured via the issuance of convertible notes, but there is no assurance that such financing will continue.

Cash Used in Operating Activities

For the six month period ending June 30, 2013 operating activities used cash of $55,837 as compared to $52,150 used in the same period in 2012. The primary reason for the increased uses was the reduction in accounts payable resulting from the issuance of two year notes payable.

Cash Used in Investing Activities

For the six months ended June 30, 2013, we used $4,150 related to mineral property acquisition in investing activities, as compared to $0 used in investing activities during the six months ended  June 30, 2012.

Cash from Financing Activities

For the six month period ending June 30, 2013 the cash flows from financing activities were $59,987, as compared to $65,000 in the same period ending June 30, 2012.  The reduction was from reduced convertible notes issued.

Commitments

Convertible Notes

On November 23, 2011, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “ November 2011 Note”) in a private transaction (the “Transaction”) with a principal amount of $37,500. We received net proceeds of $37,500 from the Transaction on December 1, 2011. Interest on the November 2011 Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date of August 28, 2012. The principal amount of the Note together with interest may be converted into shares of our common stock, par value $0.00001, at the option of the Asher at a conversion price equal to fifty-eight percent (58%) of the Market Price (as defined in the November 2011 Note) for the Common Stock during the ten trading days prior to the conversion. During the six month period ending June 30, 2013 the Company issued 5,945,378 common shares valued at $2,600 reducing the principal amount to -0-

On March 16, 2012, we issued Asher an unsecured convertible promissory note (the “March 2012 Note”) with a principal amount of $37,500 with substantially the same terms and conditions as the November 2011 Note. The March 2012 Note has a maturity date of December 20, 2012, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.  During the period ending June 30, 2013 the Company issued common stock in the amount of 47,527,322 in settlement of $15,300 of this note. This promissory note has been paid in full through the issuance of common shares in the six month period ending June 30, 2013.

On June 6, 2012, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “June 2012 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the June 2012 note was funded on July 2, 2012. The June 2012 Note has a maturity date of March 6, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.  The conversion price is equal to fifty-one percent (51%) of the Market Price ( as defined in the June 2012 Note).This loan was paid in full (including a charge the company recorded for late payment, of $13,750,fifty per cent of principal),through the issuance of 60,393,147 common shares  during the period ending June 30, 2013.

On December 18, 2012, (funded January 2, 2013) we entered into an agreement we issued Asher an unsecured convertible promissory note (the “December 2012 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the December 18, 2012 note was funded on January 2, 2013. The December 2012 Note has a maturity date of September 20, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full. The conversion price is equal to 45% of the Market Price (as defined in the December 2012 Note).

On February 21, 2013, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “February 2013 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the February 21, 2013 The February 21, 2013 Note has a maturity date of November 25, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full. The conversion price is equal to forty five percent (45%) of the Market Price (as defined in the February 2013 Note).

On April 29, 2013, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “April 2013 Note”) with a principal amount of $32,500 with substantially the same terms and conditions as the November 2011 Note; the April 29, 2013 The April Note has a maturity date of January 31, 2014, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full. The conversion price is equal to forty five percent (45%) of the Market Price (as defined in the April 2013 Note).The note was not funded until May 2013.

If Asher decides not to convert the notes into shares of our common stock, we will have an obligation on the maturity date of each note to pay Asher all accrued interest and principal on such note. In such case, we would have to find sources of cash to re-pay Asher and there can be no assurance such resources will be available.  During the six month period ending June 30, 2013, the Company issued a total of 113,865,847 shares in settlement of convertible notes and associated interest.

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our acquisition of the Boulder Hill Project and the South Idaho Silver Project are described above in Part II of this Quarterly Report on Form 10-Q. These expenditures of property payments and exploration are required to maintain our mineral property interests.  We have received waivers on these expenditures however there is no assurance we will continue to receive waivers during times of low working capital, nor meet ongoing filing expenses.

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

Going Concern

We have incurred an accumulated deficit for the period from inception on September 5, 1997 to June 30, 2013 of $19,264,648 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012 and June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and 2011, where management identified material weaknesses, that were based on the size of our company and the fact that we have only one financial expert on our management team, no audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”. We are in the process of considering changes to remediate these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect such controls.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A.   RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company during the quarter ending June 30, 2013 issued a total of 80,143,146  shares valued at $66,050, in settlement of convertible notes payable.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends (to be removed subject per rule 144), prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.  The issuances were not accompanied by advertising nor were any commissions paid on the sales.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.    MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.    OTHER INFORMATION

              NONE.

ITEM 6.    EXHIBITS

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COLOMBIA GOLD CORP.
(Registrant)

Dated:   August 19, 2013
By:  /s/ Pierro Sutti-Keyser
              Pierro Sutti-Keyser
              (Chief Executive Officer & Principal Executive Officer)

Dated:   August 19, 2013
By:  /s/ Gilberto Zapata
              Gilberto Zapata
              (Chief Financial Officer & Principal Financial Officer)