Form 10-Q
period 2013-09-30
FIRST COLOMBIA GOLD CORP.
filed 2013-11-19
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

__________________________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30,2013
Common Stock, $0.00001 par value	368,871,415

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2013 are as follows:

F-1	Unaudited Interim Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

F-2	Unaudited Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and from inception on September 5, 1997 to September 30, 2013.

F-3	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and from inception on September 5, 1997 to September 30, 2013.

F-4	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	As at 30 September 2013	As at 31 December 2012 (Audited)
	$	$
Assets

Current
Amounts receivable (Note 6)	-	27,500

Mineral property interests (Note 3)	1,000	32,500

Property and equipment (Note 4)	4,553	5,874

	5,553	65,874

Liabilities

Current
Bank indebtedness	-	13
Accounts payable and accrued liabilities (Note 5)	288,609	528,255
Current portion of convertible promissory notes (Note 6)	34,975	69,730

	323,584	597,998

Promissory notes (Note 7)	202,476	-

	526,060	597,998

Stockholders’ deficiency

Common stock (Note 9)
Authorized
850,000,000 common shares, par value $0.00001 and
150,000,000 blank check preferred shares, no par value
50,000,000 designated class A preferred shares, par value $0.001
Issued and outstanding
30 September 2013 – 47,568,500 class A preferred shares, par value $0.001
31 December 2012 – Nil class A preferred shares, par value $0.001	47,569	-
30 September 2013 – 368,871,415 common shares, par value $0.00001
31 December 2012 – 83,686,238 common shares, par value $0.00001	3,689	837
Additional paid in capital	18,805,783	18,554,809
Deficit, accumulated during the exploration stage	(19,377,548)	(19,087,770)

	(520,507)	(532,124)

	5,553	65,874

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments and Contingencies (Note 10) and Subsequent Events (Note 14)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 September 2013	For the three month period ended 30 September 2013	For the three month period ended 30 September 2012	For the nine month period ended 30 September 2013	For the nine month period ended 30 September 2012
	$	$	$	$	$

Expenses
Amortization – property and equipment (Note 4)	45,056	440	899	1,321	2,697
Amortization – website development costs	40,001	-	-	-	-
Bank charges and interest (Note 6)	1,732,412	32,663	29,582	90,357	64,037
Consulting and management fees (Note 8)	5,420,155	42,173	10,500	78,473	29,250
Foreign exchange loss	19,657	-	-	-	-
Investor communication and promotion	656,521	14,500	175	23,775	175
Office and administrative	113,629	1,040	1,100	2,835	1,117
Professional fees	914,590	7,843	6,748	41,322	37,879
Rent	57,016	-	-	-	600
Stock-based compensation (Note 9)	22,399	-	-	-	-
Telephone	54,659	-	-	-	-
Transfer agent and filing fees	124,795	7,614	7,845	24,275	26,340
Travel and accommodation	377,754	-	-	-	-
Website maintenance	86,000	-	-	-	-
Mineral property expenditures (Note 3)	5,144,574	12,000	12,319	41,500	29,819

Net operating loss before other items	(14,809,218)	(118,273)	(69,168)	(303,858)	(191,914)

Other items
Forgiveness of debt (Note 5)	89,730	5,373	-	50,730	-
Gain on sale of oil and gas property	10,745	-	-	-	-
Interest income	102,561	-	-	-	-
Recovery of expenses	4,982	-	-	-	-
Provision for write-down of mineral property interests (Note 3)	(5,069,650)	-	-	(36,650)	-
Write-down of incorporation cost	(12,500)	-	-	-	-
Write-down of assets	(14,111)	-	-	-	-

Net operating loss before income taxes	(19,697,461)	(112,900)	(69,168)	(289,778)	(191,914)

Future income tax recovery	2,319,871	-	-	-	-

Net operating loss from continuing operations	(17,377,590)	(112,900)	(69,168)	(289,778)	(191,914)

Discontinued operations of Beardmore Holdings, Inc.	(1,999,958)	-	-	-	-

Net operating loss and comprehensive loss for the period	(19,377,548)	(112,900)	(69,168)	(289,778)	(191,914)

Basic and diluted loss per common share		(0.000)	(0.001)	(0.001)	(0.004)

Weighted average number of common shares used in per share calculations		279,035,804	47,215,190	236,764,761	43,611,525

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

	For the period from the date of inception on 5 September 1997 to 30 September 2013	For the three month period ended 30 September 2013	For the three month period ended 30 September 2012	For the nine month period ended 30 September 2013	For the nine month period ended 30 September 2012
	$	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(17,377,590)	(112,900)	(69,168)	(289,778)	(191,914)
Adjustments to reconcile loss to net cash used by operating activities
Amortization	85,057	440	899	1,321	2,697
Accrued interest	1,716,136	32,663	29,095	90,370	62,951
Consulting fees	40,200	-	-	-	-
Forgiveness of debt	(74,730)	(5,373)	-	(50,730)	-
Future income tax recovery	(2,319,871)	-	-	-	-
Gain on sale of oil and gas property	(10,745)	-	-	-	-
Mineral property acquisition	1,816,000	-	-	-	-
Stock-based compensation	3,609,399	-	-	-	-
Provision for write-down of mineral property interests	5,069,650	-	-	36,650	-
Changes in operating assets and liabilities
Amounts receivable	-	-	-	27,500	-
Accounts payable and accrued liabilities	639,637	72,175	25,253	115,835	59,195

Net cash used in continuing operating activities	(6,806,858)	(12,995)	(14,921)	(68,832)	(67,071)

Net cash used in discontinued operations	(186,440)	-	-	-	-

Cash flows from financing activities
Bank indebtedness	-	-	-	(13)	-
Cost of repurchase of common stock	(1,000)	-	-	-	-
Convertible promissory notes	202,995	12,995	-	72,995	65,000
Warrants exercised	100,000	-	-	-	-
Issuance of common stock, net of share issue costs	8,311,915	-	-	-	-

Net cash used from continuing financing activities	8,613,910	12,995	-	72,982	65,000

Cash flows used in investing activities
Proceeds from sale of oil and gas property	46,200	-	-	-	-
Oil and gas property acquisitions	(2,846)	-	-	-	-
Oil and gas exploration	(22,609)	-	-	-	-
Mineral property acquisition	(52,759)	-	-	(4,150)	-
Purchase of equipment	(53,550)	-	-	-	-
Website development cost	(40,000)	-	-	-	-

Net cash used in continuing investing activities	(125,564)	-	-	(4,150)	-

Net cash used in discontinued operations	(1,499,422)	-	-	-	-

Increase in cash and cash equivalents	-	-	(14,921)	-	(2,071)

Cash and cash equivalents, beginning of period	-	-	15,044	-	2,194

Cash and cash equivalents, end of period	-	-	123	-	123

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of the interim consolidated financial statements.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

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
30 September 2013

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 December.

The Company’s interim consolidated financial statements as at 30 September 2013 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $289,778 for the nine month period ended 30 September 2013 (30 September 2012 - $191,914, cumulative - $19,377,548) and has a working capital deficit of $323,584 at 30 September 2013 (31 December 2012 – $570,498), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due and to continue its operations, is essentially solely dependent at present on funding provided by Asher Enterprises, Inc. (“Asher”). If Asher is unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. In this regard, the Company intends to raise any necessary additional funds through loans or additional sales of its common stock.  However, there is no assurance that the Company will be successful in raising additional capital. These interim consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

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
30 September 2013

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
30 September 2013

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

Comprehensive loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2013, the Company did not have items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim consolidated financial statements.

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
30 September 2013

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
30 September 2013

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

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 September 2013, the Company did not have any asset retirement obligations.

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
30 September 2013

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

3.     Mineral Property Interests

The Company’s exploration and evaluation properties expenditures for the nine month period ended 30 September 2013 and for the year ended 31 December 2012 are as follows:

	South Idaho Silver Project	Boulder Hill Claims	Boulder Hill Project	Uranium Claim Prospect	Total
	$	$	$	$	$

As at 31 December 2011	32,500	15,000	18,000	-	65,500
Additions	-	-	-	-
Write-down	-	(15,000)	(18,000)	-	(33,000)

As at 31 December 2012	32,500	-	-	-	32,500
Additions	4,150	-	-	1,000	5,150
Provision for write-down	(36,650)	-	-	-	(36,650)

As at 30 September 2013	-	-	-	1,000	1,000

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

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

The Purchase Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Purchase Agreement provide that the Company will have exercised the option to acquire an undivided 100% of Robert E’s right, title and interest in and to the Property after incurring an aggregate of $210,000 in exploration expenditures, paying Robert E an aggregate of $80,000 plus 5% of any JVBP.  The Purchase Agreement provides that the cash payments payable to Robert E shall be made according to the following schedule (Note 10):

•	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid);

•	$2,500 on or before 20 June 2013 plus 5% of any JVBP (paid);

•	$5,000 on or before 15 September 2013 plus 5% of any JVBP (unpaid);

•	$10,000 on or before 15 September 2014 plus 5% of any JVBP;

•	$15,000 on or before 15 September 2015 plus 5% of any JVBP;

•	$20,000 on or before 15 September 2016 plus 5% of any JVBP; and

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

•	$25,000 on or before 15 September 2017 plus 5% of any JVBP.

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Property shall be incurred as follows (Note 10):

•	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures (an aggregate of $10,000 incurred);

•	On or before 15 July 2013, incur not less than an aggregate of $20,000 in exploration expenditures (an aggregate of $30,620 incurred);

•	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures (not incurred); and

•	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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

Included in accounts payable and accrued liabilities as at 30 September 2013 are exploration expenditures of $12,245 (31 December 2012 – $10,245) related to the South Idaho Silver Project (Notes 5 and 12).

The Company is currently in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek (Note 14).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

During the nine month period ended 30 September 2013, the Company recorded a provision for write-down of mineral property interests in the amount of $36,650 (30 June 2012 - $Nil, cumulative - $36,650) related to the South Idaho Property (Notes 10 and 12).
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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

The BHM Assignment required the Company to make the following considerations to Boulder Hill:

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000) (Note 9);

•	Pay $25,000 in cash by 30 September 2013 (unpaid); and

•	Pay $25,000 in cash by 16 December 2013.

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

The Option Agreement provides that the cash payments payable to James E shall be made according to the following schedule:

•	$20,000 on or before 30 September 2013 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012);

•	$15,000 on or before 30 September 2013 plus 5% of any JVBP (unpaid);

•	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

•	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

•	On or before 30 September 2013, incur not less than an aggregate of $49,000 in exploration expenditures (an aggregate of $34,769 incurred); and

•	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

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
30 September 2013

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

On 5 May 2013, the Company amended the waiver entered into on 15 January 2013 with Boulder Hill and James E to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Property until 30 September 2013 (not completed).

Included in accounts payable and accrued liabilities as at 30 September 2013 are mineral property acquisition costs and exploration expenditures of $4,091 (31 December 2012 – $19,394) related to the Boulder Hill Project (Notes 5 and 12).

During the year ended 31 December 2012, the Company was in default related to certain obligations related to the Boulder Hill Project and as a result, the Company recorded a write-down of mineral property in the amount of $18,000 related to the Boulder Hill Project.

Uranium Claim Prospect

The Company acquired through location two unpatented mining claims in eastern Washington state in July 2013 comprising approximately forty acres.

Skip Silver Prospect

The Company acquired by right of location two unpatented mining claims in the state of Montana in 2012 covering approximately forty acres.

4.     Property and Equipment

			Net Book Value
	Cost	Accumulated Amortization	30 September 2013	31 December 2012 (Audited)
	$	$	$	$

Furniture, computer and office equipment
	47,433	42,880	4,553	5,874

During the nine month period ended 30 September 2013, total additions to property and equipment were $Nil (30 September 2012 - $Nil).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

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

On 20 August 2013, the Company entered into agreement with a vendor to convert $43,000 of the amount payable to the vendor to a long-term promissory note. The promissory note has a term of two years, is unsecured, and bears interest of 5% per annum.  The Company also wrote down $5,373 of the amount payable to the vendor.  Management does not consider this amount to be payable; however, there is no assurance that a formal claim will not be made against the Company for some or all of these amounts in the future (Notes 7, 10 and 12).

On 30 September 2013, the Company entered into agreement with various vendors to convert $68,100 the amounts payable to the vendors to long-term promissory notes. The promissory notes have a term of two years, are unsecured, and bear interest of 5% per annum (Note 7).

Included in accounts payable and accrued liabilities as at 30 September 2013 is an amount due to a former officer of the Company of $3,551 (31 December 2012 – $3,876). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment (Note 8).

Included in accounts payable and accrued liabilities as at 30 September 2013 is an amount due to a director of the Company of $14,112 (31 December 2012 – $10,817). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 8).

Included in accounts payable and accrued liabilities as at 30 September 2013 is an amount due to an officer of the Company of $12,875 (31 December 2012 – $10,000). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 8).

Included in accounts payable and accrued liabilities as at 30 September 2013 is an amount due to an officer of the Company of $6,250 (31 December 2012 – $4,150). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 8).

Included in accounts payable and accrued liabilities as at 30 September 2013 are mineral property acquisition costs and exploration expenditures of $4,091 (31 December 2012 – $19,394) related to the Boulder Hill Project (Notes 3 and 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

Included in accounts payable and accrued liabilities as at 30 September 2013 are exploration expenditures of $12,245 (31 December 2012 – $10,245) related to the South Idaho Silver Project (Notes 3 and 12).

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

During the nine month period ended 30 September 2013, the Company accrued interest expense of $8 (30 September 2012 - $30,089, cumulative - $30,416), of which $Nil relates to the amortization of debt discount (30 September 2012 – $26,668, cumulative - $27,155) (Note 12).

During the nine month period ended 30 September 2013, the Company issued a total of 5,945,378 common shares to Asher valued at $4,100 upon various conversions of Asher Note, reducing the principal amount by $2,600 to $Nil, and accrued interest amount by $1,500 to $1,761 as at 30 September 2013 (Notes 9 and 12).

During the nine month period ended 30 September 2013, the Company recorded a write-down of accrued interest of $1,761 related to the Asher Note (30 September 2012 - $Nil, cumulative - $1,761) (Note 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

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

During the nine month period ended 30 September 2013, the Company accrued interest expense of $1,625 (30 September 2012 – $20,936, cumulative - $31,321), of which $Nil relates to the amortization of debt discount (30 September 2012 - $19,300, cumulative - $27,155) (Notes 9 and 12).

During the nine month period ended 30 September 2013, the Company issued a total of 47,527,322 common shares to Asher valued at $39,000 upon various conversions of Asher Note #2, reducing the principal amount by $37,500 to $Nil and accrued interest amount by $1,500 to $2,666 as at 30 September 2013 (Notes 9 and 12).

During the nine month period ended 30 September 2013, the Company recorded a write-down of accrued interest of $2,666 related to the Asher Note #2 (30 September 2012 - $Nil, cumulative - $2,666) (Note 12).

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
30 September 2013

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

During the nine month period ended 30 September 2013, the Company was in default of the Asher Note #3 and the Company recorded a penalty in the amount of $13,750 (50% of the original principal) pursuant to the Asher Note #3 agreement, which has been recorded as interest expense (Note 12).

During the nine month period ended 30 September 2013, the Company accrued interest expense of $20,847 (30 September 2012 - $11,926, cumulative - $42,232), of which $6,291 relates to the amortization of the debt discount (30 September 2012 - $11,227, cumulative - $26,422) and $13,750 relates to the default penalty (30 September 2012 - $Nil, cumulative - $13,750) (Note 12).

During the nine month period ended 30 September 2013, the Company issued a total of 60,393,147 common shares to Asher valued at $42,350 upon various conversions of Asher Note #3, reducing the principal amount by $41,250 to $Nil and accrued interest amount by $1,100 to $960 as at 30 September 2013 (Notes 9 and 12).

During the nine month period ended 30 September 2013, the Company recorded a write-down of accrued interest of $960 related to the Asher Note #3 (30 September 2012 - $Nil, cumulative - $960) (Note 12).

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
30 September 2013

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

During the nine month period ended 30 September 2013, the Company accrued interest expense of $19,608 (30 September 2012 – $Nil, cumulative - $20,981), of which $18,035 relates to the amortization of debt discount (30 September 2012 - $Nil, cumulative - $19,330) (Notes 9 and 12).

During the nine month period ended 30 September 2013, the Company issued a total of 113,144,698 common shares to Asher valued at $28,600 upon various conversions of Asher Note #4, reducing the principal amount by $27,500 to $Nil and accrued interest amount by $1,100 to $551 as at 30 September 2013 (Notes 9 and 12).

During the nine month period ended 30 September 2013, the Company recorded a write-down of accrued interest of $551 related to the Asher Note #4 (30 September 2012 - $Nil, cumulative - $551) (Note 12).

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

During the nine month period ended 30 September 2013, the Company accrued interest expense of $23,162 (30 September 2012 - $Nil, cumulative - $23,162), of which $21,842 relates to the amortization of debt discount (30 September 2012 - $Nil, cumulative - $21,842) (Note 12).

During the nine month period ended 30 September 2013, the Company issued a total of 58,174,602 common shares to Asher valued at $9,700 upon various conversions of Asher Note #5, reducing the principal amount by $9,700 to $17,800 as at 30 September 2013 (Notes 9 and 12).

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

During the nine month period ended 30 September 2013, the Company accrued interest expense of $19,041 (30 September 2012 - $Nil, cumulative - $19,041), of which $17,951 relates to the amortization of debt discount (30 September 2012 - $Nil, cumulative - $17,951) (Note 12).

g.
On 12 August 2013, the Company issued a convertible note to Asher in the amount of $12,995, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 31 May 2014 (the “Asher Note #7”). Any amount of principal or interest amount not paid on 31 May 2014 (the “Default Amount #7”) shall bear interest of 22% per annum commencing on 31 May 2014 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 31 May 2014 or the date of the Default Amount #6 is paid, at a conversion price equal to 45% of the market price for the common shares during the 30 trading days prior to the conversion.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

The Asher Note #7 contains a provision limiting the number of shares of common stock into which the Asher Note #7 is convertible to 9.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #6 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #7 anytime from the date of the Asher Note #7 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% based on the date of repayment.

The fair value of the beneficial conversion feature was estimated at $12,995 and was recorded as additional paid-in capital.

During the nine month period ended 30 September 2013, the Company accrued interest expense of $2,472 (30 September 2012 - $Nil, cumulative - $2,472), of which $2,332 related to the amortization of debt discount (30 September 2012 - $Nil, cumulative - $2,332).

h.	The following is the summary of convertible promissory notes that are issued and outstanding as at 30 September 2013 and 31 December 2012:

	Principal, net of debt discount	Accrued interest	As at 30 September 2013	As at 31 December 2012 (Audited)
			$	$

Asher Note	-	-	-	5,853

Asher Note #2	-	-	-	40,041

Asher Note #3	-	-	-	22,463

Asher Note #4	-	-	-	1,373

Asher Note #5	12,142	1,320	13,462	-

Asher Note #6	17,951	1,090	19,041	-

Asher Note #7	2,332	140	2,472	-

	32,425	2,550	34,975	69,730

7.     Promissory Notes

On 30 June 2013, the Company entered into agreement with various vendors to convert $90,000 of the amounts payable to the vendors to long-term promissory notes. The promissory notes have a term of two years, are unsecured, and bear interest of 5% per annum that is payable quarterly beginning 30 September 2013 (Note 5).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

On 20 August 2013, the Company entered into agreement with a vendor to convert $43,000 of the amount payable to the vendor to a long-term promissory note. The promissory note has a term of two years, is unsecured, and bears interest of 5% per annum that is payable quarterly beginning 31 December 2013 (Note 5).

On 30 September 2013, the Company entered into agreement with various vendors to convert $68,100 of the amounts payable to the vendors to long-term promissory notes. The promissory notes have a term of two years, are unsecured, and bear interest of 5% per annum that is payable quarterly beginning 31 March 2014 (Note 5).

During the nine month period ended 30 September 2013, the Company accrued interest of $1,376 (30 September 2012 - $Nil, cumulative - $1,376).  As at 30 September 2013, the balance of promissory notes consists of principal of $201,100 (31 December 2012 - $Nil) and accrued interest of $1,376 (31 December 2012 - $Nil) (Note 12).

8.     Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 30 September 2013 is an amount due to a former officer of the Company of $3,551 (31 December 2012 – $3,876). These amounts are non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 September 2013 is an amount due to a director of the Company of $14,112 (31 December 2012 – $10,817). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 September 2013 is an amount due to an officer of the Company of $12,875 (31 December 2012 – $10,000). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

Included in accounts payable and accrued liabilities as at 30 September 2013 is an amount due to an officer of the Company of $6,250 (31 December 2012 – $4,150). This amount is non-interest bearing, unsecured and have no fixed terms of repayment (Note 5).

During the nine month period ended 30 September 2013, the Company paid or accrued $6,500 (30 September 2012 – $3,250) for consulting fees to an officer of the Company.

During the nine month period ended 30 September 2013, the Company paid or accrued $13,000 (30 September 2012 – $1,517) for consulting fees to a director of the Company.

During the nine month period ended 30 September 2013, the Company paid or accrued $12,500 (30 September 2012 - $Nil) for consulting fees to a director of the Company.

During the nine month period ended 30 September 2013, the Company issued a total of 10,545,600 class A preferred shares valued at $23,200 ($0.0022 per share) for the settlement of liabilities totaling $23,200 with officers and directors of the Company (Notes 9 and 12).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

9.     Common Stock

Authorized

The total authorized capital consists of

•	850,000,000 common shares with par value of $0.00001
•	150,000,000 blank check preferred shares with no par value
•	50,000,000 designated class A preferred shares with par value of $0.001

Issued and outstanding

As at 30 September 2013, the total issued and outstanding capital stock is 368,871,415 common shares with a par value of $0.00001 per share.

As of 30 September 2013, the total issued and outstanding series A preferred shares is 47,568,500 with a par value of $0.001.

On 30 September 2013, the Company issued 19,285,714 common shares valued at $2,700 upon conversion of Asher Note #5 (Note 6).

On 16 September 2013, the Company issued 19,444,444 common shares valued at $3,500 upon conversion of Asher Note #5 (Note 6).

On 12 September 2013, the Company issued 19,444,444 common shares valued at $3,500 upon conversion of Asher Note #5 (Note 6).

On 20 August 2013, the Company issued 18,571,429 common shares valued at $3,900 upon conversion of Asher Note #4 (Note 6).

On 6 August 2013, the Company issued 20,869,565 common shares valued at $4,800 upon conversion of Asher Note #4 (Note 6).

On 1 August 2013, the Company issued 20,740,741 common shares valued at $5,600 upon conversion of Asher Note #4 (Note 6).

On 30 July 2013, the Company issued 20,740,741 common shares valued at $5,600 upon conversion of Asher Note #4 (Note 6).

On 25 July 2013, the Company issued 20,740,741 common shares valued at $5,600 upon conversion of Asher Note #4 (Note 6).

On 23 July 2013, the Company issued 11,481,481 common shares valued at $3,100 upon conversion of Asher Note #4 (Note 6).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

On 10 May 2013, the Company issued 2,840,939 common shares valued at $1,250 upon conversion of Asher Note #3 (Note 6).

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
30 September 2013

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
30 September 2013

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
30 September 2013

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

Stock options

The following stock options are outstanding as at 30 September 2013 (31 December 2012 – 325,000):

	Number of options	Exercise price	Remaining life (years)
		$

Options	250,000	0.07	0.20
Options	75,000	0.15	8.09

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

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

During the year ended 31 December 2011, the Company granted 250,000 options at a price of $0.07 per share expiring on 10 December 2013, 75,000 options at a price of $0.07 per share expiring on 28 November 2012 and 75,000 options at a price of $0.15 per share expiring on 31 October 2021.  All of these stock options vest immediately.

The Company had no stock option activities during the nine month periods ended 30 September 2013 and 2012.

Warrants

As at 30 September 2013, there were Nil (31 December 2012 - Nil) share purchase warrants outstanding.

The Company had no warrant activities during the nine month periods ended 30 September 2013 and 2012.

10.   Commitments and Contingencies

a.
As at 30 September 2013, the Company became in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek (Notes 3 and 14).

b.	As at 30 September 2013, the Company is in default with regards to certain obligations related to the Boulder Hill Claims and is in the process of renegotiating the terms with Boulder Hill (Note 3).

c.	As at 30 September 2013, the Company is in default with regards to certain obligations related to the Boulder Hill Project and is in the process of renegotiating the terms with James E (Note 3).

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

e.	The Company is committed to making repayments related to the convertible promissory notes payable to Asher (Note 6).

f.	The Company is committed to making repayments related to the promissory notes payable to various vendors (Note 7).

g.
During the nine month period ended 30 September 2013, the Company entered into a memorandum of understanding (the “MOU”) with an unrelated party to enter into a definitive agreement within 180 days for the Company to earn a fifty percent interest in the Nile Mine project. The Company has not entered into a final and definitive agreement at the time.

h.
On 27 July 2013, the Company entered into a contract with an unrelated company to provide consulting services and introductions in order to secure further funding for the Company. The consultant is entitled to 10% of the gross funding received in relation to the contract.

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

i.
On 20 August 2013, the Company wrote down $5,373 of the amount payable to a vendor.  Management does not consider this amount to be payable; however, there is no assurance that a formal claim will not be made against the Company for some or all of these amounts in the future (Notes 5 and 12).

11.   Geographic Areas

Prior to the operations of acquisition and exploration of mineral properties, the Company’s areas of operations were primarily in the South America. Since the commencement of acquisition and exploration of mineral properties, during the year ended 31 December 2006, the Company’s principal mineral property activities have been in Finland. During the year ended 31 December 2008, the Company re-focused its acquisition and exploration of mineral properties operations to Peru. During the year ended 31 December 2011, the Company re-focused its activities to Colombia and the United States. During the nine month period ended 30 September 2013, the Company does not have any material activities outside of the United States. As at 30 September 2013, the Company does not have any material assets outside of the United States.

12.   Supplemental Disclosures with Respect to Cash Flows

Included in accounts payable and accrued liabilities as at 30 September 2013 are mineral property acquisition costs and exploration expenditures of $3,091 (31 December 2012 – $19,394) related to the Boulder Hill Project (Notes 3 and 5).

Included in accounts payable and accrued liabilities as at 30 September 2013 are exploration expenditures of $11,245 (31 December 2012 – $10,245) related to the South Idaho Silver Project (Notes 3 and 5).

During the year ended 31 December 2012, the Company recorded a write-down of mineral property in the amount of $33,000 in relation to the Boulder Hill Claims and Boulder Hill Property (Note 3).

During the nine month period ended 30 September 2013, the Company recorded a provision for write-down of mineral property in the amount of $36,650 (30 September 2012 - $Nil) in relation to the South Idaho Property (Notes 3, 10 and 14).

During the nine month period ended 30 September 2013, the Company accrued a total interest expense of $86,763 (30 September 2012 – $62,951) related to the convertible debentures, of which $66,451 relates to the amortization of debt discount (30 September 2012 – $57,195) and $13,750 relates to the default penalty (30 September 2012 - $Nil) (Note 6).

During the nine month period ended 30 September 2013, the Company recorded a write-down of accrued interest in the amount of $5,938 (30 September 2012 - $Nil) in relation to the Asher Note, Asher Note #2, Asher Note #3 and Asher Note #4 (Note 6).

During the nine month period ended 30 September 2013, the Company issued a total of 47,568,500 class A preferred shares valued at $104,650 ($0.0022 per share) for the settlement of liabilities totaling $150,007 with officers, directors and unrelated parties. The Company recorded a gain of $45,357 related to this settlement (Notes 5, 8 and 9).

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

During the nine month period ended 30 September 2013, the Company entered into agreements with various vendors to convert a total of $201,100 the amounts payable to the vendors to long-term promissory notes. The promissory notes have a term of two years, are unsecured, and bear interest of 5% per annum.  During the nine month period ended 30 September 2013, the Company accrued interest of $1,376 (30 September 2012 - $Nil, cumulative - $1,376) (Notes 5 and 7).

During the nine month period ended 30 September 2013, the Company wrote down $5,373 of the amount payable to a vendor.  Management does not consider this amount to be payable; however, there is no assurance that a formal claim will not be made against the Company for some or all of these amounts in the future (Notes 5 and 10).

	For the period from the date of inception on 5 September 1997 to 30 September 2013	For the nine month period ended 30 September 2013	For the nine month period ended 30 September 2012
	$	$	$

Supplemental cash flows information
Interest expense	1,906	-	-
Foreign exchange (gain) loss	21,787	-	-
Income taxes paid	-	-	-

Supplemental disclosure of non-cash investing and financing
Common shares issued for oil and gas property ($25 per share)	10,000	-	-
Common shares issued for services ($6 per share)	50,000	-	-
Donated consulting services	16,200	-	-
Common shares cancelled and returned	(2)	-	-
Common shares issued for equity acquisition of Finmetal ($25.60 per share)	1,280,000	-	-
Restricted shares issued ($24.80 per share)	2,418,000	-	-
Common shares issued for finder’s fee ($10 per unit)	254,500	-	-
Warrants issued	100,421	-	-
Common shares issued for finder’s fee for mineral property interests ($26.80 per share)	536,000	-	-
Common shares issued for acquisition of mineral rights (deemed at $0.003 to $0.25 per share)	2,320,000	-	-
Common shares issued upon conversions of promissory note ($0.00011 to $0.0080 per share)	158,650	123,750	-
Preferred shares issued for settlement of debt ($0.0022 per share)	104,650	104,650	-

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)
30 September 2013

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

As at 30 September 2013, the carrying amounts of accounts payable and convertible promissory notes approximated their estimated fair values because of the short maturity of these financial instruments.

As at 30 September 2013, the carrying amount of long-term debt and other financing was $202,476 (31 December 2012 - $Nil).

The fair value of the beneficial conversion feature was estimated at $72,995 (31 December 2012 – $81,077), and was recorded as a component of equity, of which $72,995 (31 December 2012 - $81,077) would be a Level 1 fair value and $Nil (31 December 2012 - $Nil) would be a Level 2 fair value.

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
30 September 2013

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $323,584 at 30 September 2013 (31 December 2012 – $570,498), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

14.   Subsequent Events

There were no events that occurred during the period from the nine month period ended 30 September 2013 to the date the interim consolidated financial statements were available to be issued.

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

In 2011, we reviewed potential properties for acquisition in Colombia, and expanded our focus to North America which resulted in our acquiring certain mineral property interests in Montana and Idaho in late 2011. Company personnel and consultants are planning our exploration plans, conducting site visits, and reviewing several projects for potential acquisition, and in 2012 we added to our mineral property position through the acquisition of the Skip claims in Montana. We also in 2011 entered into agreements to acquire mineral property interest in the South Idaho Silver and  Boulder Hill projects, conductive active due diligence and exploration acquisition work in Croatia, and in 2013 signed a memorandum of understanding on the Nile Mine project in Montana.

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

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

● $2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP; ( this payment has been made)
● $2,500 on or before September 15, 2012 (extended to June 20,2013 and paid) plus five per cent (5%) of any JV&BP;extended until June 20,2013and  paid
● $5,000 on or before September 15, 2013  plus five per cent (5%) of any JV&BP; (unpaid)
● $10,000 on or before September 15, 2014  plus five per cent (5%) of any JV&BP;
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

The Castle Creek Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Silver Project shall be incurred as follows:

•	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures; (these expenditures have been made)
•	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures (which have been incurred).

•	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and (not incurred)
•	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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

The Company as of September 30,2013 is evaluating whether to proceed under the current arrangements due to financing challenges, or re-negotiate the terms, and has begun discussion with CCS to modify the existing agreement. CCS has agreed subsequent to that date of  a negotiation of terms in good faith prior to the end of 2013, which will include consideration to CCS of not more than $15,000 to modify the existing agreements.

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

In the quarter ended September 30, 2013 we continued our review of historical data and planning its 2013 exploration work. This work  commenced with planning additional staking of unpatented mining claims, review with geologists the work program, and review of the proposed budget against current estimates. Field work in the second quarter was partially delayed to reconnaissance exploration work (see “Montana” below) in Montana during the quarter. The review of our exploration plan has resulted in management’s decision to proceed over the winter months in preparing a preliminary plan of operation to be finalized when weather permits additional site reconnaissance on the property, during which initial surface sampling is planned to be implemented.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of any planned exploration program is dependent on our ability to secure sufficient financing. We can provide no assurance that we will secure sufficient financing. In the absence of such financing, we will not be able to pursue our planned exploration program and may not be able to maintain the option to acquire the South Idaho Silver Project or underlying mining claims in good standing. If we do not fulfill the terms of the Assignment Agreement or Option Agreement, then our ability to commence or continue operations could be materially limited. We also may be forced to abandon the South Idaho Silver Project. If we are unable to raise additional capital within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. We may consider entering into a joint venture arrangement to provide the required funding to explore the South Idaho Silver Project. We have not undertaken efforts to locate a joint venture participant and there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the South Idaho Silver Project. If we were to enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in South Idaho Silver Project to the joint venture participant. We have begun the process of reviewing the data base of information we have acquired on the project, and a preliminary review of requirements to begin implementation of the proposed exploration plan. Company personnel are reviewing requirements for the Plan of Operation (POS) that will need to be filed prior to certain exploration activities. We are actively discussing with CSS a modification of the existing agreement, which may result in seeking outling unpatented mining claims ofmerit using our existing database and budget as a guideline for exploration.

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

The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$20,000 on or before October 14, 2012 plus five per cent (5%)of any JV & BP (of which an initial payment of $3,000 has been made)
•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP;extended to September 14,2013 (payment not made)
•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and
•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

We have received a waiver on the October 14, 2012 payments and 2012 work commitments,waived through September 30,2013.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the property underlying the Montana Gold Lease shall be incurred as follows:

•	on or before December 16, 2012, incur not less than an aggregate of $49,000 in exploration expenditures; and,extended until September 30,2013.

•	on or before December 13, 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, we will be responsible for paying filing fees over the term of the Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Gold Lease:

•
Make advance royalty payments to Ebisch of $25,000 per year commencing on July 15, 2015 and continuing on the 15th day of July each and every year thereafter for so long as the Company in the Montana Gold Lease, an

●	The Company elected to not proceed with the Ebusch portion of the property and the agreement lapsed upon the payments referred to above on extenson to September 15,2013 and September 30,2013 respectively not being made.

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

The Company is reviewing the initial project information to update for implementation by reviewing estimates and determining scheduling requirements for staff, and subject to financing, and weather to date has precluded ability to schedule planned personnel for initial stages described above. The Company is reviewing its data base of information on the project to determine the proper timing, vendor selection and consideration of adjacent ground that may be acquired to enhance territory that can be explored as part of the project, and determining outside geological assistance that may be required. We have reviewed permitting and bonding requirements with our professional geologist.

We have elected to concentrate on the owned claims, and have informed Boulder Hill Mines,Inc. that we do not seek to proceed under the current agreement but instead wish to re-negotiate going forward.

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

On the effective Date: May 1, 2013, The Company was responsible for all property maintenance fees, estimated not to exceed $500.00 annually at the current BLM Maintenance Fee rate.

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

Skip Claims

Land Status

The Skip unpatented mining claims comprise approximately forty acres and are considered a potential silver prospect.

Reserves

There are no established reserves on the property.

Exploration History

The Company has no documented information on prior exploration history. The Company has noticed evidence of trenching on the property.

Exploration Plans

The Company’s next step would be to prepare basic mapping, geologic mapping and taking surface samples. The Company believes that seeking a joint-venture partner would be the preferable approach to advancing the project.

Whatcom Uranium Claims

Land Status

The Company staked two unpatented mining claims in Washington state comprising approximately forty acres, with cost incurred of filing fees and outside geological consulting time related to the acquisition.

Reserves

There are no established reserves on the property.

Exploration History

The Company has no documented exploration history ion the property which formerly was owned by Utah-Idaho Consolidated Uranium,Inc.

Exploration Plans

The Company is evaluating costs and timing of conducting a survey using a spectrometer as an initial step to guide further exploration plans or holding of the property.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenues
We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $118,273 for the three months ended September 30, 2013, compared to operating expenses of $69,168 for the three months ended September 30, 2012. The increase in operating expenses for the three months ended September  30, 2013, as compared to the three months ended September 30, 2012, was primarily a result of an increase in bank and interest charges, and consulting and management fees, shareholder communication. The increase in consulting fees occurred primarily as the Company is conducting more operations and administrative work in-house to save outside professional services.

We incurred bank charges and interest of $32,663 for the three months ended September 30, 2013, as compared to $29,582 for the three months ended September 30, 2012. The increase of in bank charges and interest is attributable to  interest expense resulting from  convertible promissory notes.

Our expenditures were also higher over the prior period as a result of increased consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $42,173 for the three months ended September 30 , 2013, as compared to $10,500 for the three months ended September 30, 2012. The increase in consulting and management fees is attributable  an increase exploration activities especially related to new and potential property interests, and consulting services required to support these activities, and more work done in-house by Company personnel. Exploration and mineral property expenses totaled $12,000 for the three months ended September 30,2013, compared to $12,319 in the three months ended September 30, 2012.

Other Items

We reported a gain on forgiveness of debt of $5,373 for the three months ended September 30, 2013, and for the three month period ending September 30, 2012  no other income or expenses was reported.

Net (Income) Loss

As a result of the above, for the three months ended September 30, 2013, we reported a net loss of $112,900. For the three months ended September 30, 2012, we reported a net loss of $69,168.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenues

We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $303,858 for the nine months ended September 30, 2013, compared to operating expenses of $191,914 for the nine months ended September 30, 2012 The increase in operating expenses for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily a result of an increase in bank and interest charges, consulting and management fees ,shareholder communications and exploration expenses.

We incurred bank charges and interest of $90,357 for the nine months ended September 30, 2013, as compared to $64,037 for the nine months ended September 30, 2012. The increase in bank charges and interest is attributable to increased interest resulting from  convertible promissory notes.

Current period expenditures were also lower over the prior period as a result of increased consulting and management fees incurred during the reporting period. We incurred consulting and management fees of $78,473 for the nine months ended September 30, 2013, as compared to $29,250 for the nine months ended September 30, 2012. The increase in consulting and management fees is attributable an  increase exploration activities, consulting services required to support these activities, and more work done in-house by company personnel. Exploration and mineral property expenses totaled $41,500 for the nine months ended September 30,2013, compared to $29,819 in the nine months ended September 30, 2012.

We incurred professional fees of $41,322 for the nine months ended September 30, 2013, compared to $37,879 for the nine months ended September 30 2012. The decrease in professional fees is attributable to lower accounting, financial reporting and legal services expense for the period, primarily due to more administrative support work being performed in house. Shareholder communication costs increased from $175 in the nine month period ending September 30,2012, to $23,775 for the period ending September 30,2013.

Other Items

During the nine months ended September 30, 2013 other items included $50,730 in income form forgiveness of debts, and a write down of mineral property interests of $36,650. In the nine month period ending September 30,2012  there were no other items.

Net (Income) Loss

As a result of the above, for the nine months ended September 30, 2013, we reported a net loss of $289,778. For the nine months ended September 30, 2012, we reported a net loss of $191,914.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $0, compared to $0 at December 31, 2012. At September 30, 2013, we had a working capital deficit of $323,584, compared to a working capital deficit of $570,498  at December 31, 2012.  This reduction in our working capital deficit of $246,914 resulted primarily from the issuance of $202,746 in two year notes payable in exchange for satisfaction of accounts payable, and a decline in the net book value of convertible notes payable

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests proposed plan of exploration anticipates that we would havel incurred aggregate exploration related expenditures of $260,000 over the next twelve months; with minimum payments would amount to $125,000 in the next twelve months on exploration related expenses, with a total of $664,000 in exploration planned for the next twenty-four months, subject to available funding. Accordingly the Company elected to abandon the current planned expenditures on the South Idaho Silver project, and is currently forecasting subject to financing being secured an exploration and acquisition budget of $240,000over the next 12 months.

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

The company has been dependent on convertible note financing which can be highly dilutive to existing shareholders, and there is no assurance the company can continue to receive such financing.

Cash Used in Operating Activities

Operating activities in the nine months ended September 30, 2013 and 2012 used cash of $68,832 and $67,061, respectively, which reflect our recurring operating losses. Our net loss reported for nine months ended September 30, 2013 and September 30,2012  was the primary reason for our negative operating cash flows. Our negative operating loss contributing to negative operating cash flows for the nine months ended September 30, 2013 was partially offset by accrued interest of $90,370 for the reporting period as compared to $62,951 in the nine month period ending September 30,2012, and increase in accounts payable of $115,835 in the nine months ended September 30,2013 as compared to an increase of $59,195 in the period ending September 30,2012.

Cash Used in Investing Activities

For the nine months ended September 30, 2013, we used $4,150 in investing activities, as compared to  $0 used in investing activities during the nine months ended September 30, 2012.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock. Net cash flows provided by financing activities for the nine months ended September 30, 2013 was $72,982, which consisted of proceeds of convertible notes issued to Asher Enterprises, Inc. Net cash flows provided by financing activities for the nine months ended September 30, 2012 was $65,000, which consisted entirely of proceeds of convertible note issued to Asher Enterprises,Inc.

Commitments

Convertible Notes

On November 23, 2011, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with Asher Enterprises, Inc., a Delaware corporation (“Asher”), relating to the issuance and sale to Asher of an unsecured convertible promissory note (the “ November 2011 Note”) in a private transaction (the “Transaction”) with a principal amount of $37,500. We received net proceeds of $37,500 from the Transaction on December 1, 2011. Interest on the November 2011 Note accrues at a rate of 8% annually and is to be paid with principal in full on the maturity date of August 28, 2012. The principal amount of the Note together with interest may be converted into shares of our common stock, par value $0.00001, at the option of the Asher at a conversion price equal to fifty-eight percent (58%) of the Market Price (as defined in the November 2011 Note) for the Common Stock during the ten trading days prior to the conversion. During the nine month period ending September 30, 2013 the Company issued 5,945,378 common shares valued at $2,600 reducing the principal amount to $0.

On March 16, 2012, we issued Asher an unsecured convertible promissory note (the “March 2012 Note”) with a principal amount of $37,500 with substantially the same terms and conditions as the November 2011 Note. The March 2012 Note has a maturity date of December 20, 2012, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full.During the period ending September 30,2013 the Companyissued common stock in the amount of 47,527,622 in settlement of $15,800 of this note. This promissory note has been paid in full through the issuance of common stock.

On June 6, 2012, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “June 2012 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the June 2012 note was funded on July 2, 2012. The June 2012 Note has a maturity date of March 6, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full through the issuance of common stock.

On December 18, 2012, (funded January 2, 2013) we entered into an agreement we issued Asher an unsecured convertible promissory note (the “December 2012 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the December 18, 2012 note was funded on January 2, 2013. The December 2012 Note has a maturity date of September 20, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full. The conversion price is equal to 45% of the Market Price (as defined in the December 2012 Note). During the period ending September 30,2013 the Company issued common stock in the amount of 113,144,698 in settlement of $27,500 of this note. This promissory note has been paid in full through the issuance of common shares.

On February 21, 2013, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “February 2013 Note”) with a principal amount of $27,500 with substantially the same terms and conditions as the November 2011 Note; the February 21, 2013 The February 21, 2013 Note has a maturity date of November 25, 2013, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full. The conversion price is equal to forty five percent (45%) of the Market Price (as defined in the February 2013 Note).During the period ending September 30,2013 the Company issued 55,174,600 common shares valued at $9,700 reducing the principal amount to $17,800.

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

On August 8, 2013, we entered into an agreement we issued Asher an unsecured convertible promissory note (the “August 2013 Note”) with a principal amount of $12,995 with substantially the same terms and conditions as the November 2011 Note; the August 8, 2013 The August 2013 Note has a maturity date of May 12 ,2014, at which time interest, accruing at a rate of 8% annually, and principal are to be paid in full. The conversion price is equal to forty five percent (45%) of the Market Price (as defined in the August 2013 Note).The note was not funded until August 23, 2013.

If Asher decides not to convert the February 2013 Note , April 2013 Note or August 2013 Note, into shares of our common stock, we will have an obligation on the maturity date of each note to pay Asher all accrued interest and principal on such note. In such case, we would have to find sources of cash to re-pay Asher and there can be no assurance such resources will be available.

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our acquisition of the Boulder Hill Project and the South Idaho Silver Project are described above in Part II of this Quarterly Report on Form 10-Q. These expenditures of property payments and exploration are required to maintain our mineral property interests. We have elected to not pay claim fees related to the South Idaho Silver project and have informed the owner Castle Creek Silver that the Company wishes to re-negotiate the terms of the existing mineral property agreements.

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

Going Concern

We have incurred an accumulated deficit for the period from inception on September 5, 1997 to September 30, 2013 of  $19,377,548 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our interim consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the years ended December 31, 2012 and December 31,2011. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September  30, 2013, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, where management identified material weaknesses, that were based on the size of our company and the fact that we have only one financial expert on our management team, no audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”. We are in the process of considering changes to remediate these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company during the quarter ending September 30, 2013 issued a total of 171,319,300 shares valued at $38,300, in settlement of convertible notes payable.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS *	XBRL Instance Document	X
101 SCH *	XBRL Taxonomy Extension Schema Document	X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document	X
101 LAB *	XBRL Extension Labels Linkbase Document	X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document	X

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

First Colombia Gold Corp.

Date: November 19, 2013	By: /s/ Piero Sutti-Keyser Piero Sutti-Keyser Title : Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2013	By: /s/ Gilberto Zapata Gilberto Zapata Title: Chief Financial Officer (Principal Accounting Officer)