Form 10-K
period 2013-12-31
FIRST COLOMBIA GOLD CORP.
filed 2014-04-21
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number: 000-51203

First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Paseo de Bernardez #59 FRACC, Lomas de Bernadez,Guadalupe 98610, Zacatecas,Mexico
(Address of principal executive offices) (Zip Code)
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

Large accelerated filer  ☐                                                              Accelerated filer ☐
Non-accelerated filer    ☐                                                              Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $0.007 was:  $486,229.

The number of shares of our common stock outstanding as of April 17, 2014 was: 694,614,273.

Documents Incorporated by Reference: None.

FORM 10-K
FIRST COLOMBIA GOLD CORP.
DECEMBER 31, 2013

Item 15. Exhibits, Financial Statement Schedules.	47

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

PART I
ITEM 1. Business.

Corporate History

We were incorporated in the State of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining, Ltd and then Amazon Goldsands, Ltd. In 2011, we changed our name to First Colombia Gold Corp. Our operations have historically focused on the acquisition and development of mineral property interests in varying locations, including Finland and Peru. The current focus of our business and operations is on the development of our mineral property interests on properties located in the western United States and we are evaluating mineral property interests and seeking opportunities in other geographical areas, including Colombia and South America, to potentially acquire.

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

The Company does have the right, at its discretion, to redeem the Class A Preferred Shares at a price of $0.01 per share.

On January 31, 2013, the Company  issued 47,568,500 shares of its Class A Preferred Convertible Stock (“Class A Preferred”), in exchange for the settlement of debt of approximately $104,651 to both unrelated parties and certain officers and directors of the Company. The Class A Preferred shares were issued at a price of $0.0022 per share.

The Company’s Chief Executive Officer, Mr. Sutti-Kyser and its directors, Mr. Zapata and Sredl, received a total of 10,545,600 shares with a deemed market value of $23,200 to settle liabilities of approximately $32,300.

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

On December13, 2013_, the Company filed a Certificate of Designation for its Class Series B Preferred Convertible Stock with the Secretary of State of Nevada designating 33,181,818 shares of its authorized Preferred Stock as Class A Preferred Convertible Stock. The Class B Preferred Shares have a redeemable purchase price of $0.01 per share. The Class A Preferred Shares are convertible into shares of the Company’s common stock at a rate of 1 preferred share equals 1 common share.

On January 20, 2014, the Majority Stockholders of the Company, of record, holding 100,000 shares of the Company's common stock and 10,545,600 shares of the Company’s Class A Preferred Convertible Preferred stock, 2,000,000 shares of the Company’s Class B Preferred stock representing the voting equivalent of 61.26% of the voting stock, in total. As such they approved an amendment to the Company’s Articles of Incorporation to decrease in the issued common stock from 500 old shares to 1 new share of common stock. The Articles were amended and the reverse is expected to take effect by approximately April 19, 2014.

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

Since October 2011, the Company has made the acquisition of projects in both Idaho and Montana. We have spent the last two years actively considering additional projects which resulted in the acquisition of unpatented mining claims comprising the Skip Silver Prospect in Montana. During 2012 our retained professional geologist has conducted exploration activity on behalf of the company in Montana, along with activity reviewing prospects in various states. The Company in 2012 also reviewed historical data on existing projects and began planning for filing exploration permits in 2014.Our consulting geologist also visited sites in Arizona during the year. In 2013 we began exploring eastern Washington for uranium prospects and staked unpatented mining claims, the LC uranium prospect during the fourth quarter of 2013.

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

Montana

In the State of Montana our exploration and mining operations will be under supervision of the Montana Department of Environmental Quality (“MDEQ”) which enforces Montana’s Environmental Policy Act and mining regulations. Exploration and mining activity at the Boulder Hill Project area and other areas in Montana under the GMRV discussions may be possible under a Small Miner Exclusion Statement (SMES). An SMES allows for expedited treatment for exploration/mining operations which affect no more than 25 square miles of property. While such a limitation makes mining under an SMES infeasible for large gold mining companies, the Company, by contrast, can operate efficiently in this smaller space as a small exploration company.

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

Employees

We have no full-time employees at the present time. Our executive officers do not devote their services full time to our operations. We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs. As of December 31, 2013, we engage four contractors that provided work to us on a recurring basis, including two professional geologists.

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

As noted in our consolidated financial statements, we have incurred a accumulated net loss of $20,212,689 for the period from inception on September 5, 1997 to December 31, 2013 and have presently no source of revenue. At December 31, 2013, we had a working capital deficit of $963,352. As of December 31, 2013, we had cash and cash equivalents in the amount of $-0-. We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of James Stafford, Chartered Accountants for the year ended December 31, 2012 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

The audit report of Sadler Gibb and Associates for the  year ended December 31, 2013 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

In preparing our consolidated financial statements for the year ended December 31, 2011, our management identified material weaknesses in our internal control over financial reporting and our failure to remediate these material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information. Such weakness has neither been cured nor resolved during the year ended December 31, 2013.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2011. Such weakness was not cured or  resolved during the year ended December 31, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by management as of December 31, 2011 and again in 2012and 2013  were attributable to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

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

We may own options to acquire certain mining and mineral rights underlying certain properties and if we fail to perform the obligations necessary to exercise these options, we will lose our options and cease operations.

We have held andor are  re-negotiating renewals of options to acquire certain mining and mineral rights underlying properties located in Owyhee County, Idaho and Lincoln County, Montana, subject to certain conditions,and have a pending memorandum of understanding on the Nile Mine project. If we fail to meet the requirements of the agreement under which we acquired such options, including any cash payments to the option  nor or any exploration obligations that we have regarding these properties, we may lose our right to exercise the options to acquire certain mining and mineral rights underlying these properties. If we do not fulfill these conditions, then our ability to commence or continue operations could be materially limited. Accordingly, any adverse circumstances that affect the areas covered by these options and our rights thereto would affect us and your entire investment in shares of our common stock. If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital. If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures, including ceasing operations. Our existing agreements are in default and while we hope to re-negotiate, we may not be successful.

We have a history of losses that we expect to continue into the future.

We have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, we have a history of losses that we expect to continue into the future. We have acquired and taken steps to engage in the exploration and development of mineral property interest located in Owyhee County, Idaho , Lincoln County, Montana and eastern Washinton.. Our business plan and exploration efforts as to our existing mineral property interest are in its early stages and faces numerous regulatory, practical, legal and other obstacles. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

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

We have unsecured convertible notes that came due in 2013 and will continue to come due in 2014 and we have limited resources to pay these notes on the maturity date.

Over the last several years, we have been funding our operations through the sale of both equity and debt securities. We have $39,798 worth of convertible notes outstanding at December 31, 2013(net of unamortized discount).

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

We have not established that any of our properties or project areas we are reviewing contain any commercially exploitable mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail. A mineral reserve is defined by the Securities and Exchange Commission’s Industry Guide 7, as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

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

Our Articles of Incorporation authorize the issuance of 850,000,000 shares of our common stock and 200,000,000 shares of blank check preferred stock. The common stock or blank check preferred stock can be issued by our board of directors, without stockholder approval. Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public shareholders. The Company has filed a certificate of designation for 50,000,000 of the blank check preferred shares previously authorized to be designated as Preferred A shares, described above, which are redeemable at $01 per share, and convertible to two common shares,; The company has filed a certificate of designation for 33,181,818 shares of the blank check preferred shares previously authorized to be designated as Preferred B shares, described above, and convertible to one common shares,;

On January 31, 2013, the a majority of the Company’s stockholders approved an increase in the authorized common stock from 200,000,000 shares of common stock to 850,000,000 shares of common stock.

If we issue shares of blank check preferred stock with superior rights than our common stock, it could result in the decrease in the value of our common stock and delay or prevent a change in control by outside third parties.

Our board of directors is authorized to issue up to 116,818,182 shares of blank check preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of blank check preferred stock. The issuance of any shares of blank check preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of blank check preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of blank check preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the shareholders and may adversely affect the voting and other rights of the holders of common stock.

The following describes Preferred A and Preferred B stock authorized from the blank check stock previously designated, thus reducing the amount of blank check  stock that may be issued in the future.

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

The Board of Directors  Company approved the terms of Preferred B stock which included a convertibility feature by which each share of Preferred B stock was convertible to one share of common stock, and carried voting rights of sixty percent of the total voting rights of the company.  On January 20, 2014, the Company issued 2,000,000 shares of the Preferred B stock. The Company filed a Certificate of designation for the Preferred B stock with the Secretary of State of Nevada, and on December 13, 2013.

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

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP;(paid)
•	$2,500 on or before September 15, 2012 plus five per cent (5%) of any JV&BP;(waived until March 31,2013and by June 30,2013);(paid)
•	$5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP;plus as per the waiver an additional $1,500;(unpaid)
•	$10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;
•	$15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and

•	$25,000 on or before September 15, 2017 plus five per cent (5%) of any JV&BP.

The Company (see below) has elected subsequent to September 30,2014, to either re-negotiate the agreement under similar terms outlined above and below,  or to utilize the database of exploration information developed to target through re-staking and leasing from the Ebisch party  a more favorable geological land position.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

•	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures;(in aggregate $10,000incurred)
•	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures;(waived until June 20,2013)(in aggregate $30,620 incurred within the time frame)

•	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and( not incurred)

●	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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

The Company has elected to not continue this agreement under currentt financial terms, and use its database developed to guide exploration efforts to re-stake the mining claims to a more geologically advantageous location, and as described above look to considering negotiating a similar agreement with the Ebisch interests with less short term cash requirements,  or re-target our area of operations in the district.

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

This work plan may be accomplished in a two-phase plan with the initial budget of $210,000 required meet work requirements required in the Option Agreement, for the period from 2012 to 2014. While the Company has determined it will re-stake the mining claims in a more geologically advantageous area, the forecast budget remains the same as the same tasks are rrquired,and the Company will consider working under the past agreement with the Ebisch interests provided either cash is available,or short term cash requirements are modified.

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

In 2012 we completed our review and compilation of historical documents, and have revise dour exploration plan note above to two different phases splitting up the forecast drilling program.  In 2013 our efforts focused on reviewing the required permits and land position of  our claims,and it was determined that the Company should re-stake the claims to claim a more advantageous claim position.

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

•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP; (unpaid)

•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and

•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the property underlying the Montana Gold Lease shall be incurred as follows:

•	on or before August 1, 2012, incur not less than an aggregate of $49,000 in exploration expenditures(this requirement has been waived until May 2013- and was not met); and

•	on or before August 1, 2013, incur not less than an aggregate of $210,000 in exploration expenditures (not incurred)

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

This exploration plan may change or be terminated depending on the results from each stage of exploration. We project that permitting activities will be prepared after the initial 2013 site visits. The Company is re-evaluating the proposed budget in light of its decision to not pursue the State Lease further , but to focus on unpatented mining claims in the area, which the Company believes may reduce the above exploration budget by ten percent, however the Company will if financially abel to seek tore-instate the prior agreement with the Ebisch interests.

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

Exploration Plans

The Company intends to follow-up on 2012 site visits and initial surveying conducted for filing the claims by preparing advanced geologic maps, soil sampling, and further review of regional and local geology.The Company intends to actively seek joint-venture partners for the project.We estimate 2014 exploration to begin in May 2014, and our estimated costs for exploration in 2014 range from $5,000 to $25,000 depending n financial resources available.

Nile Mine Project

Memorandum of Understanding to Earn-Interest in the Nile Mine Project

On May 1, 2013, First Colombia Gold Corp. (the “Company”) with GMRV, a branch of 4uX, LLC, a private Montana company (“GMRV”) entered into a Memorandum of Understanding (“MOU”) to enter into a Definitive Agreement within 180 days for the Company to earn a fifty percent interest in the Nile Mine project. The Company has not entered into a final and definitive agreement at this time. The description of the project may be found and hereby incorporated by reference in our 8k filing of May 1, 2013

The Company has not finalized a definitive agreement  and is in negotiation to establish a definitive agreement on the project.

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

Fiscal Year Ended December 31, 2013
	High Bid	Low Bid
Fiscal Quarter Ended:

March 31, 2013	$0.0025	$0.0008
June 30, 2013	$0.0026	$0.0007
September 30, 2013	$0.0008	$0.0004
December 31, 2013	$0.0002	$0.0001

Fiscal Year Ended December 31, 2012
	High Bid	Low Bid
Fiscal Quarter Ended:

March 31, 2012	$0.0110	$0.0055
June 30, 2012	$0.0110	$0.0011
September 30, 2012	$0.0050	$0.0015
December 31, 2012	$0.0025	$0.0010

Holders of Common Stock

As of December 31, 2013, we had approximately one hundred nine (109) holders of record of our common stock. Several other shareholders hold shares in street name. Several other shareholders hold shares in street name; we estimate that there are approximately 1,200 shareholders in this category.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2007 Stock Incentive Plan (the “Stock Incentive Plan”) in April 2007. The number of shares of common stock issuable under the Stock Incentive Plan was reduced from 10,000,000 shares to 500,000 shares resulting from the one share-for-twenty shares reverse stock split of our Common Stock (“reverse split”) which became effective at the close of business on June 6, 2008. As of December 31, 2011, there were no outstanding awards granted under the Stock Incentive Plan. After an adjustment to give effect to the reverse split, 500,000 shares remain available under the Stock Incentive Plan for future equity grants as of December 31, 2013.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2013:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders 1	-	-	500,000
Total	-	-	500,000
______________
1	The Stock Incentive Plan was approved by our board of directors in April 2007 and 500,000 shares remain available for future awards under the Stock Incentive Plan as of December 31, 2013.

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

The Company entered in convertible note agreements with a private and accredited investor, Asher (“Asher”) during the year ended December 31, 2013. During 2013, the note holder converted a total of $141,030 for 495,328,035 shares of our common stock. The issuance was in accordance with Rule 144 and was not accompanied by advertising nor were any commissions paid.

As described in our Current Report on Form 8-k ( filed on January 23, May 9, July 2 and November 21,2013 ) which are incorporated herein by reference, the Company issued Notes convertible into shares of the Company’s restricted common stock, in a transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Asher is an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D of the Securities Act. The Transactions were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The sale of the Notes did not involve a public offering and was made without general solicitation or general advertising. Asher represented that it was an accredited investor and was acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Neither the Notes nor the underlying shares of Common Stock issuable upon the conversion of the Notes have been registered under the Securities Act and neither may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

 As noted in the footnotes to our financial statements and in our Current Report on Form 8-K dated February 2, 2013(incorporated herein by reference), the Company authorized Convertible Series A Preferred Stock and on January 31, 2013 shares of the Convertible Series A Preferred Stock was issued to settle $104,561 in liabilities. Shares of the Preferred A Stock were issued to officers and directors of the Company as described above and below.

There were no other issuances of unregistered securities in the calendar year ended December 31, 2013

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

Plan of Operation

The Company is a junior exploration stage mining Company and as such it continually seeks out properties to gain an interest in, explore and advance. The Company has  outlined a $664,000 exploration program in the target areas of Boulder Hill and South Idaho projects, and for the Skip,Uranium and Nile Mine projects a further $25,000 to $50,000 would be required for initial acquisition, geological mapping and sampling,and at the Nile Mine project basic infrastructure rehabilitate we have budgeted at $50,000;and $120,000for general administrative expenses for the upcoming 12 months.(Pleasealso see “Liquidity and  Capital Resources” below)

Our plan of operation in 2014 is to continue evaluating project opportunities, seeking to advance our mineral property interests, but with consideration of our difficult financing position, to increase activities related to finding joint venture partners or other business arrangement sto reduce the Company’s working capital required, andt to lower expense. In 2013 we settled certain accounts payable with two year notes,and where possible plan t settle or extend  liabilities wherever possible during 2014.

For the Years Ended December 31, 2013 and 2012

Revenues

We have not generated any revenues from our operations since our inception. We do not anticipate generating revenues from our operations in the next twelve months.

Operating Expenses

We reported operating expenses in the amount of $273,310 for the year ended December 31, 2013, compared to operating expenses of $228,960 for the year ended December 31, 2012. Operating expenses were higher for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily as a result of increase in professional fees (an increase of $41,987 in 2013), and shareholder communication expense (an increase of $23,600 in 2013).

We incurred an increase in professional fees to $60,177 for the year ended December 31, 2013 from professional fees of $58,975 incurred during the year ended December 31, 2012. The increase in professional fees is attributable to adding expense for corporate filings during the year..

Mineral property exploration expenditures for the year ended December 31, 2013 were $56,100 compared to $48,889 for the year ended December 31, 2012. Mineral property exploration expenditures incurred related to consulting services for the investigation, review and evaluation of potential exploration and development opportunities, that included unpatented mining claims situated in Lincoln County, Montana and lode mining claims situated in Owyhee County, Idaho which we acquired in December 2011, and the location and staking of the Skip claims in 2012, te uranium prospect staked, and the GMRV property memorandum of understanding evaluation . The increase in mineral property exploration expenditures is attributable to increased exploration activity and due diligence related to properties in the USA and Southeastern Europe.

The increase  in operating expenses for the year ended December 31, 2013, as compared to the same period in the prior year, was also partially as a result of increases in filing and transfer agent fees. The increasing in filing fees relates primarily to XBRL consulting fees. We incurred a increase in consulting and management fees to $63,700 for the year ended December 31, 2013 from consulting and management fees of $52,750 for the year ended December 31, 2012. The increase in consulting and management fees was due services we retained for both project supervision and administrative management services, and more work brought in-house.

Other Items

We incurred interest expense of $456,156 for the year ended  December 31, 2013 ($81,008 in the year ended December 31, 2012). This increase was mainly due to origination interest from the valuation of derivative liabilities . We incurred a loss on derivative liabilities  $446,183 in the year ended December 31,2013 , due to the calculation of  derivative liabilities related to convertible notes issued. We recorded in the year ended  December 31,2013 a gain on forgiveness of debt of  $50,730.

Net (Income) Loss

For the year ended December 31, 2012, we reported a net loss of $309,967,and for the year ended December 31, 2013 a loss of $1,124,919.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted operating loss per common share was $0.00 and $0.01 for the years ended December 31, 2013 and December 31, 2013, respectively.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of nil, compared to $-0- at December 31, 2012, and a working capital deficit of $963,352, compared to a working capital deficit of $570,498 at December 31, 2012.The change in the working capital deficit was primarily due to the requirement to record derivative liabilities in 2013, offset by an increase in long term notes payable converted from accounts payable in 2013.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments required in connection with our acquisition of the Boulder Hill Project,should we successfully re-negotiate the agreements on the proect, and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests situated in Owyhee County, Idaho that comprise of the South Idaho Silver Project. Depending on funding availability, our proposed plan of exploration anticipates that we will incur aggregate exploration related expenditures of $260,000 over the next twelve months, with a total of $664,000 in exploration planned for the next twenty four months. We have sought and received waivers on project payments due in the year ended December 31, 2012 and into 2013, and on two agreements further described above we are in default on the agreements. Currently the Company is re-evaluating the project to determine whether re-staking the mining claims will reduce forecast expenses, and has cancelled the state lease portion, and not sought waivers on various payment requirements on the contracts, and expects to re-negotiate the contracts upon determination of our expected land position during the upcoming work season.

In addition to any expenditures related to any exploration activity, our business plan provides for spending of approximately $10,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure for general and administrative expenses of $120,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses, and management consulting.

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

We plan where possible to reduce our working capital deficit by re-negotiating liabilities to reduce via settlement, issuance of common or preferred stock, or issuance lf longer term notes. There is no assurance these efforts will be successful.We have been highly dependent on the issuance of convertible notes to a private party for our cash financing the past two years, there is no assurance this party will continue to provide this financing.

The Company’s main source of funding during 2012 and 2013 was from the issuance of convertible notes to Asher, there is no assurance this funding will be available in 2014. During the years ended December 31, 2012 and 2011, the Company received $92,500 and $37,500, respectively, and  during the year ended December 31,2013 $105,995.  At December 31, 2012, the Company had $62,604 in convertible promissory notes issued and outstanding, net of unamortized discount.  During the year ended December 31, 2012, $34,900 was converted into 42,182,653 shares of the Company’s common stock.

We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests, though no specific agreement has been established at this time . Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Cash Used in Operating Activities

Operating activities in the year ended December 31, 2013 and 2012 used cash of $101,845and $94,707, respectively, which reflect our recurring operating losses. Our net loss from continuing operations of $1,124,919 reported for year ended December 31, 2013 was the primary reason for our negative operating cash flow in 2013. Our net loss was partially offset by debt discount amortization and origination interest $444,387 and loss on derivative liabilities of $446,183. Our net loss of $309,967 for the year ended December 31,2012 was the primary reason for our negative operating cash flow in 2012.

.

Cash Used in Investing Activities

For the year ended December 31, 2012, cash flows used in investing activities was $Nil, as compared to $4,150 used in investing activities during the year ended December 31, 2013.

Cash from Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2013 was $105,995, which consisted of $105,995 related to the issuance of a convertible note to a private party.. Net cash provided by financing activities for the year ended December 31, 2012 was $92,500 related to the issuance of a convertible note to a private party. Net cash provided by financing activities for the year ended December 31, 2012 was $92,500 related to the issuance of a convertible note to a private party.

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

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our plans   for exploration of mining properties are described above in Part I, Item 1 of this Annual Report on Form 10-K

Off Balance Sheet Arrangements

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

Going Concern

We have incurred accumulated net losses for the period from inception on September 5, 1997 to December 31, 2013 of $20,212,689 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

As of January 1, 2013, it was determined that the conversion features in the convertible debt were derivative liabilities. Accordingly, we have separately measured and accounted for these derivative liabilities, in accordance with ASC 815-15.

Recent Accounting Pronouncements

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

Management’s Report on Internal Control Over Financial Reporting

Our management (primarly our Chief Executive and Chief Financial Officers) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria because of the material weaknesses discussed below. This assessment was based on the size of our company and the fact that we have only one financial expert on our management team, no independent audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.
Name	Age	Position	Served Since

Piero Sutti-Keyser	39	Chief Executive Officer, Director	2011
Gilberto Zapata	32	Chief Financial Officer, Secretary & Treasurer	2012
Robert Van Tassell	78	Director	2006
Gordan Sredl	41	Director	2012

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

ITEM 11. Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers whose total salary and bonus awards exceeded $100,000 during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2013, 2012  and 2011:

Summary Compensation Table

Name (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total ($)

Pierro Sutti-Keyser, CEO (3)	2012 2013	0	0	0	0	10,000 12,640	10,000 12,640
Gilberto Zapata, CFO (4)	2012 2013	0	0	0	0	4,750 6,500	4,750 6,500
Norman Bracht Former CEO (5)	2011	-	-	-	-	13,500	13,500
Tony Langford Former CEO, CFO, Secretary & Treasurer (6)	2011	-	-	-	4,881	42,548	47,429
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

(2)	The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to the accrual of consulting fees during the period reported.
(3)	Mr. Sutti-Keyser was appointed Chief Executive Officer in February 2012. Mr. Sutti-Keyser received no cash compensation in 2011.
(4)	Mr. Zapata was appointed the Chief Financial Officer in February 2012.
(4)	Mr. Bracht served as our Chief Executive Officer from October 22, 2010 until his death on September 22, 2011.
(5)
Mr. Langford was appointed as our Chief Financial Officer, Secretary, and Treasurer on July 24, 2010 and was appointed as our Chief Executive Officer on October 10, 2011. Mr. Langford resigned from each of these positions on February 24, 2012.

There no directors fees paid or accrued in 2013, the Company did accrue $14,250 in geological consulting fees.

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
as of December 31, 2013

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

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers.

Compensation of Directors

The following table provides compensation for non-employee directors who served during fiscal 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Robert Van Tassell	-	-	-	-

Piero Sutti-Keyser (2)(1)	-	-	10,000	10,000

Gordon Sredl (3)(1)		-	11,017	11,017

(1)	Mr. Sutti-Keyser and Mr. Sredl billed the company for consulting services during 2013 but earned no directors fees.
(2)
During the year ended December 31, 2012, Mr. Sutti-Keyser, who also serves as our Chief Executive Officer, received $10,000 pursuant to a consulting agreement with the Company. This compensation is disclosed in the Executive Compensation Table above.

 (3)  During the year ended December 31, 2013, the Company recorded invoices for the geological services of Mr. Sredl.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2013, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Name	Number of Shares of Common	Number of Shares of Preferred (1)(4)	Total Number of Voting Shares	Percentage (2)

Officers & Directors:
Pierro Sutti-Keyser, Chief Executive Officer & Director	100,000	4,545,600	9,191,200	1.36%
Gilberto Zapata, Director	-0-	2,000,000	4,000,000	0.59%
Gordon Sredl, Director Robert Van Tassell	-0- -0-	4,000,000 -0-	8,000,000 -0-	4.23% 0.00%
5% or Greater:

TOTAL	100,000	10,545,600	21,191,200	5.18%

(1)	1 share of Class A Preferred Convertible Share is equal to the vote of 2 shares of common stock.
(2)
Based upon  shares of common stock issued and outstanding on December 31 31, 2013 and the Class A Preferred Convertible Shares having a voting equivalent of 95,137,000 shares of common stock for total voting shares of 673,151,273.

(3) (4)
Unless otherwise provided, the address of each person is c/o Carrera 49 No. 51-11 Suite 402, Copacabana, Antioquia, Colombia.
Shares of Preferred B stock have a voting power of 60% of all votes, and is subject to a voting trust agreement of which Piero Sutti-Keyser and Gordan Sredl have voting control and ownership.

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

Options Issued to Officers & Directors

There were no options issued during the year ended December 31, 2013.

Preferred Shares Issued to Officers & Directors

In February 2013, the Company’s Chief Executive Officer, Mr. Sutti-Keyser and its directors, Mr. Zapata and Sredl, received a total of 14,682,100 shares with a deemed market value of $32,300 to settle liabilities of approximately $32,300

Director Independence

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

ITEM 14. Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by James Stafford, Chartered Accountants for professional services for the fiscals year ended December 31, 2012 and  December 31,2013 and for professional services for the fiscal year ended December 31, 2013 by Sadler Gibb and Associates:

	Fiscal 2013 Fees		Fiscal 2012 Fees
Fee Category
Audit Fees		$29,824	$24,258
Audit-Related Fees	$		$9,365
Tax Fees		-	-
AllOOther Fees		-	-

Total Fees		$29,824	$33,623

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

During fiscal 2013 or 2012, our independent registered public accounting firm did not bill us for any Tax Fees or Other Fees.

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

The audit report of Sadler Gibb and Asociates on the consolidated financial statements of the Company for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal year ended December 31, 2013contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2013 and 2012, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K), except we note than on  December 31,2013 ( as reported on our 8k report filed on January 10,2014) the following occurred  :

James Stafford, Inc. Chartered Accountants formerly the independent registered public accountant for First Colombia Gold, Inc. (“the Company”) resigned as the Company’s independent registered public accountant on December 31, 2013.

On January 6, 2014, the Board of Directors of the Company approved the engagement of new auditors, Sadler, Gibb & Associates, LLC, of Utah to be the Company’s independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

In connection with audit of fiscal years ended December 31, 2012 and 2011 and the cumulative period of January 1, 2013 through September 30, 2013 and through the date of resignation of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their reports to the subject of the disagreement(s) and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Independent Auditor Report by James Stafford, Inc. Chartered Accountants for the fiscal years ended December 31, 2012 and 2011, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it included a paragraph discussing uncertainties related to continuation of the Company as a going concern.

Prior to engaging Sadler, Gibb & Associates, LLC, the Company had not consulted Sadler, Gibb & Associates, LLC regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with Sadler, Gibb & Associates, LLC, regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The Company has provided James Stafford, Inc. Chartered Accountants with a copy of the foregoing disclosures and requested that James Stafford, Inc. Chartered Accountants furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an exhibit to the 8k report filed on January 10,214.

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

14.1	Code of Ethics and Code of Conduct. (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2005, and incorporated herein by reference)

23.1	Consent of James Stafford Chartered Accountants

31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from First Colombia Gold Corp.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders Equity, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements, tagged as blocks of text, furnished herewith.*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First Colombia Gold Corp.

We have audited the accompanying consolidated balance sheet of First Colombia Gold Corp. (the Company) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 31, 2012 and for the period from September 5, 1997 (date of inception) through December 31, 2012, were audited by other auditors, whose report dated March 26, 2013, expressed an unqualified opinion on those statements

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Colombia Gold Corp. as of December 31, 2013, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the Company will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
     Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 18, 2014

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

/s/ James Stafford
     James Stafford
     Chartered Accountants

Vancouver, Canada
26 March 2013

FIRST COLOMBIA GOLD CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	As at	As at
	31 December	31 December
	2013	2012
	$	$

Assets
Current Assets
Prepaid expenses	$1,145	$-
Other receivable	16,500	27,500
Total current assets	17,645	27,500

Mineral property interests	-	32,500
Property and Equipment	4,113	5,874

Total Assets	$21,758	$65,874

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$230,855	$506,551
Accounts payable, related parties	38,346	28,843
Convertible notes payable, net of discounts of $38,697 and $0	39,798	62,604
Derivative liabilities	671,998	-
Total Current Liabilities	980,997	597,998

Notes payable	241,100	-

Total Liabilities	1,222,097	597,998

Stockholders' Deficit
Preferred Stock
Blank Check Preferred Stock, authorized 116,818,182 shares, 0 issued and
outstanding	-	-
Series A Convertible Preferred Stock, par value $.001, authorized
50,000,000, 47,568,500 and 0 shares issued and outstanding, respectively	47,569	-
Series B Convertible Preferred Stock, par value $0, authorized
33,181,818, 0 issued and outstanding	-	-
Common Stock
Par value $.00001, authorized 850,000,000, 579,014,273 and 83,686,238
shares issued and outstanding at December 31, 2013 and 2012, respectively	5,790	837
Additional paid-in capital	18,958,991	18,554,809
Deficit accumulated during the exploration stage	(20,212,689)	(19,087,770)

Total Stockholders' Deficit	(1,200,339)	(532,124)

Total liabilities and stockholders' equity deficit	$21,758	$65,874

The accompanying notes are an integral part of these consolidated financial statements

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Consolidated Statements of Operations

			(Unaudited)
			For the period
			from the date of
			inception on
	For the	For the	5 September
	year ended	year ended	1997 to
	31 December	31 December	31 December
	2013	2012	2013
	$	$	$
Expenses
Depreciation and amortization	1,761	2,517	85,497
General and administrative	183,299	144,554	7,859,794
Impairment loss on mineral properties	36,650	33,000	5,069,650
Mineral property exploration expenditures	51,600	48,889	5,154,674
Total Operating Expense	273,310	228,960	18,169,615

Loss from operations	(273,310)	(228,960)	(18,169,615)

Other Items
Gain on extinguishment of debt	50,730	-	89,730
Gain on sale of oil and gas property	-	-	10,745
Interest income	-	-	102,561
Recovery of expenses	-	-	4,982
Interest expense	(456,156)	(81,007)	(2,098,211)
Loss on derivative liabilities	(446,183)		(446,183)
Write-down of incorporation cost	-	-	(12,500)
Write-down of assets	-	-	(14,111)
Total Other Items	(851,609)	(81,007)	(2,362,987)

Net loss before income taxes	(1,124,919)	(309,967)	(20,532,602)

Future income tax recovery	-	-	2,319,871

Net loss from continuing operations	(1,124,919)	(309,967)	(18,212,731)

Discontinued operations of Beardmore Holdings, Inc.	-	-	(1,999,958)

Net loss	(1,124,919)	(309,967)	(20,212,689)

Loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.01)

Weighted average shares outstanding of common - basic and diluted	269,696,456	50,700,942

The accompanying notes are an integral part of these consolidated financial statements

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Consolidated Statement of Cash Flows

			For the period
			from the date of
			inception on
	For the	For the	5 September
	year ended	year ended	1997 to
	31 December	31 December	31 December
	2013	2012	2013
	$	$	$
Cash Flows Used in Operating Activities:
Net Income (Loss)	(1,124,919)	(309,967)	(18,212,731)
Adjustments:
Amortization	1,761	2,517	85,497
Debt discount amortization and origination interest	444,387		444,387
Loss on derivative liabilities	446,183		446,183
Consulting fees	-	-	40,200
Gain on extinguishment of debt	(50,730)	-	(74,730)
Future income tax recovery	-	-	(2,319,871)
Accured interest	-	79,783	-
Gain on sale of oil and gas property	-	-	(10,745)
Mineral property acquisition			1,816,000
Stock-based compensation (recovery)	-	-	3,609,399
Write-down and impairment loss on mineral properties	36,650	33,000	5,069,650
Impairment loss on mineral properties
Changes in operating assets and liabilities	-
Other Receivable & Prepaid Expenses	9,855	(27,500)	(1,145)
Increase (decrease) in accounts payable and accrued liabilities	134,968	127,458	2,288,922

Net Cash used in Continuing Operating Activities	(101,845)	(94,707)	(6,818,984)

Net cash used in discontinued operations	-	-	(186,440)

Net Cash used in Operating Activities	(101,845)	(174,492)	(7,005,424)

Net Cash Used In Investing Activities
Bank over draft	-	13	-
Purchase of mineral property interests	(4,150)	-	(52,759)
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Purchase of equipment	-	-	(53,550)
Website development costs	-	-	(40,000)

Net Cash Provided by Used In Investing Activities	(4,150)	-	(125,564)

Cash Flows From Financing Activities:
Proceeds from notes payable	105,995	-	235,995
Cost of repurchase of common stock	-	-	(1,000)
Warrants exercised	-	-	100,000
Proceeds from common stock, net of share issue costs	-	92,500	8,311,915

Net Cash Provided by Financing Activities	105,995	92,500	8,646,910

Net cash used in discontinued operations			(1,499,422)

Net (Decrease) in Cash	-	(2,194)	-

Cash at Beginning of Period	-	2,194	-

Cash at End of Period	-	-	-

Supplemental disclosure of cash flow information:

Foreign exchange loss			21,787.00
Common shares issued for oil and gas property			10,000.00
Common shares issued for services			50,000.00
Donated consulting services			16,200.00
Commonn shares issued for equity acquisition of Finmetal			1,280,000.00
Restricted shares issued for stock-based compensation			2,418,000.00
Common shares issued as finders' fee			254,500.00
Common share issued for mineral rights			2,320,000.00
Common shares issued upon conversion of promissory notes	141,030	34,900	175,930.00
Notes payable issued for settlement of accounts payable	241,200		241,200.00
Preferred A shares issued for settlment of accounts payable	104,651		104,651.00

The accompanying notes are an integral part of these consolidated financial statements

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit

	Number of shares Preferred Stock	Preferred stock	Number of shares Common Stock	Common stock	Preferred stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit accumulated during the exploration stage	Non- controlling interest	Total stockholders' equity (deficiency)

Balance at 5 September 1997 (inception)		-	-	-	-	-	-	-	-	-	-
Common shares issued for cash ($0.25 per share)		0	4,000	1	0	999	-	-	-	-	1,000
Net loss for the period		-	-	-	-	-	-	-	(2,522)	-	(2,522

Balance at 30 September 1997		0	4,000	1	0	999	-	-	(2,522)	-	(1,522
Common shares issued for acquisition of oil and gas properties ($25 per share)		-	400	-	-	10,000	-	-	-	-	10,000
Common shares issued for cash ($0.25 per share)		0	4,000	1	0	999	-	-	-	-	1,000
Net loss for the year		-	-	-	-	-	-	-	(1,246)	-	(1,246

Balance at 30 September 1998		0	8,400	2	0	11,998	-	-	(3,768)	-	8,232
Common shares issued for cash ($25 per share)		0	4,000	1	0	99,999	-	-		-	100,000
Common shares repurchased for cash ($0.25 per share)		0	(4,000)	(1)	0)	(999)	-	-	-	-	(1,000
Net loss for the year		-	-	-	-	-	-	-	(9,569)	-	(9,569

Balance at 30 September 1999		0	8,400	2	0	110,998	-	-	(13,337)	-	97,663
Net loss for the year		-	-	-	-	-	-	-	(34,290)	-	(34,290

Balance at 30 September 2000		2	8,400	2	2	110,998	-	-	(47,627)	-	63,373
Net loss for the year		-	-	-	-	-	-	-	(14,296)	-	(14,296

Balance at 30 September 2001		0	8,400	2	0	110,998	-	-	(61,923)	-	49,077
Net income for the year		-	-	-	-	-	-	-	10,954	-	10,954

Balance at 30 September 2002		0	8,400	2	0	110,998	-	-	(50,969)	-	60,031
Net income for the year		-	-	-	-	-	-	-	2,387	-	2,387

Balance at 30 September 2003		0	8,400	2	0	110,998	-	-	(48,582)	-	62,418
Common shares issued for cash ($1.50 per share) and for services ($6 per share)		0	8,569	1	0	62,699	-	-	-	-	62,700
Donated capital		0	-	-	0	5,000	-	-	-	-	5,000
Net loss for the year		-	-	-	-	-	-	-	(64,175)	-	(64,175

Balance at 30 September 2004		0	16,969	3	0	178,697	-	-	(112,757)	-	65,943
Donated capital		-	-	-	-	3,000	-	-	-	-	3,000
Net loss for the period		-	-	-	-	-	-	-	(7,750)	-	(7,750

Balance at 31 December 2004		0	16,969	3	0	181,697	-	-	(120,507)	-	61,193
Common shares repurchased ($0.25 per share)		0	(4,000)	(1)	0	(999)	-	-	-	-	(1,000
Donated capital		-	-	-	-	8,200	-	-	-	-	8,200
Net loss for the year		-	-	-	-	-	-	-	(40,652)	-	(40,652

Balance at 31 December 2005		0	12,969	2	0	188,898	-	-	(161,159)	-	27,741
Common shares issued for cash ($0.125 per share)		0	1,200,000	12	0	149,988	-	-	-	-	150,000
Common shares cancelled		0	(8,467)	(1)	0	1	-	-	-	-	-
Common shares issued for purchase of Finmetal OY (deemed at $25.60 per share)		0	50,000	1	0	1,279,999	-	-	-	-	1,280,000
Common shares issued as stock-based compensation (deemed at $24.80 per share)		0	97,500	1	0	2,417,999	(2,321,280)	-	-	-	96,720
Common shares issued for cash ($10 per share)		0	279,950	2	0	2,799,498	-	-	-	-	2,799,500
Share issue costs		-		-	-	(254,500)	-	-	-	-	(254,500
Net loss for the year		-	-	-	-	-	-	-	(2,506,896)	-	(2,506,896

Balance at 31 December 2006		0	1,631,952	17	0	6,581,883	(2,321,280)	-	(2,668,055)	-	1,592,565
Common shares issued for cash ($25 per unit) (Note 9)		0	121,800	1	0	2,944,578	-	-	-	-	2,944,579
Share issue costs		0	-	-	0	(212,450)	-	-	-	-	(212,450
Warrants issued (Note 9)		0	-	-	0	100,421	-	-	-	-	100,421
Common shares issued as stock-based compensation (deemed at $29 per share) (Note 9)		0	46,250	1	0	1,341,249	(1,341,250)	-	-	-	-
Common shares issued for finder’s fee for mineral interests (deemed at $26.80) per share (Notes 3, 9 and 12)		0	20,000	1	0	535,999	-	-	-	-	536,000
Stock-based compensation		0	-	-	0	3,023,282	2,936,734	-	-	-	5,960,016
Stock awards cancelled		0	(97,500)	(1)	0	1	-	-	-	-	-
Net loss for the year		0	-	-	0	-	-	-	(9,511,457)	-	(9,511,457

Balance at 31 December 2007		0	1,722,502	18	0	14,314,963	(725,796)	-	(12,179,512)	-	1,409,674
Stock-based compensation		0	-	-	0	-	725,796	-	-	-	725,796
Stock awards cancelled		0	(31,250)	(1)	0	1	-	-	-	-	-
Stock options forfeited		0	-	-	0	(3,245,532)	-	-	-	-	(3,245,532
Common shares issued for acquisition of mineral rights ($0.25 per share) (Notes 3, 9 and 12)		0	2,500,000	25	0	624,975	-	-	-	-	625,000
Share subscriptions received in advance		-	-	-	-	-	-	613,583	-	-	613,583
Net income for the year		-	-	-	-	-	-		983,065	-	983,065

Balance at 31 December 2008		0	4,191,252	42	0	11,694,408	-	613,583	(11,196,447)	-	1,111,586
Common shares issued for cash ($0.15 per unit) (Note 9)		0	5,412,333	54	0	811,796	-	(613,583)	-	-	198,267
Share issue costs		0	-	-	0	(81,185)	-	-	-	-	(81,185
Common shares issued for acquisition of mineral rights ($0.11 per share) (Notes 3, 9 and 12)		0	3,500,000	35	0	384,965	-	-	-	-	385,000
Business acquisition		-	-	-	-	-	-	-	-	3,375,000	3,375,000
Net income for the year		-	-	-	-	-	-	-	1,482,243	-	1,482,243

Balance at 31 December 2009		0	13,103,585	131	0	12,809,984	-	-	(9,714,204)	3375000	6,470,911
Business acquisition ($0.25 per share) (Notes 3, 9, 12and 14)		0	5,000,000	50	0	1,239,950	-	-	-	(1,125,000)	115,000
Common shares issued for cash ($0.10 per unit) (Note 9)		0	18,750,000	188	0	1,015,720	-	-	-	-	1,015,908
Warrants issued (Note 9)		0	-	-	0	859,092	-	-	-	-	859,092
Warrants exercised (Note 9)		0	1,650,000	16	0	164,984	-	-	-	-	165,000
Share issue costs		-	-	-	-	(100,000)	-	-	-	-	(100,000
Beneficial conversion feature (Notes 7 and 12)		-	-	-	-	2,294,997	-	-	-	-	2,294,997
Net loss for the year		-	-	-	-	-	-	-	(1,132,188)	-	(1,132,188

Balance at 31 December 2010		0	38,503,585	385	0	18,229,730	-	-	(10,846,392)	2,250,000	9,633,723
Common shares issued for acquisition of the Boulder Hill Claims and Project ($0.03 per share) (Notes 3, 8 and 11)		0	1,000,000	10	0	29,990	-	-	-	-	30,000
Common shares issued for acquisition of the South Idaho Silver Project ($0.03 per share) (Notes 3, 8 and 11)		0	1,000,000	10	0	29,990	-	-	-	-	30,000
Warrants exercised (Note 8)		0	1,000,000	10	0	99,990	-	-	-	-	100,000
Disposal of investment in Beardmore Holdings, Inc. (Notes 3 and 13)		-	-	-	-	-	-	-	-	(2,250,000)	(2,250,000
Beneficial conversion feature (Note 6)		-	-	-	-	27,155	-	-	-	-	27,155
Stock-based compensation (Note 8)		-	-	-	-	22,399	-	-	-	-	22,399
Net loss for the year		-	-	-	-	-	-	-	(7,931,411)	-	(7,931,411)

Balance at 31 December 2011		-	41,503,585	415	-	18,439,254	-	-	(18,777,803)	-	(338,134)
Common shares issued on conversion of convertible promissory note) (Notes 6 and 8)		-	42,182,653	422	-	34,478	-	-	-	-	34,900
Beneficial conversion feature (Note 6)		-	-	-	-	81,077	-	-	-	-	81,077
Net loss for the year		-	-	-	-	-	-	-	(309,967)	-	(309,968)

Balance at 31 December 2012		-	83,686,238	837	-	$18,554,809	-	-	(19,087,770)	-	(532,124)

Preferred stock issued for
accounts payable	47,568,500	47,569				57,082					104,651
											-
Common stock issued upon conversion											-
of debt			495,328,035	4,953		136,077					141,030
											-
Exitnguishment of derivative liabilities											-
upon conversion of debt						211,023					211,023
											-
Net loss for the year ended December 31, 2013									(1,124,919)		(1,124,919)

Balance at 31 December 2013	47,568,500	47,569	579,014,273	5,790		18,958,991	-	-	(20,212,689)	-	(1,200,339)

The accompanying notes are an integral part of these financial statements

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
31 December 2013

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

The Company’s consolidated financial statements as at 31 December 2013 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $1,124,919 for the year ended 31 December 2013 (2012– $309,967, cumulative – $20,212,689) and has a working capital deficit of $963,352 at 31 December 2013 (2012 – $570,498), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due and to continue its operations, is essentially solely dependent on funding provided by Asher Enterprises, Inc. (“Asher”). If Asher is unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 December 2013 and 2012, the Company had -0- cash and cash equivalents.

Property and equipment

Furniture, computer equipment, office equipment and computer software are carried at cost and are amortized over their estimated useful lives of three to five years at rates as follows:

Furniture, computer and office equipment	Five years

Computer software	Three Years

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

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive..As of December 31, 2013 and 2012, the Company had 1,791,901,834 and 115,933,333 potential common shares from its convertible debt and convertible preferred stock.

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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $36,650 and $33,000 in the years ended December 31, 2013 and 2012 respectively.

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 December 2013 and 2012, the Company did not have any asset retirement obligations.

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

As of January 1, 2013, it was determined that the conversion features in the convertible debt were derivative liabilities. Accordingly, we have separately measured and accounted for these derivative liabilities, in accordance with ASC 815-15.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a significant impact on its financial statements.

3. Mineral Property Interests

Boulder Hill Claims

On 16 December 2011, the Company entered into a Purchase and Sale Agreement (the “BHM Purchase”) with Boulder Hill Mines, Inc., an Idaho corporation (“Boulder Hill”), to purchase from Boulder Hill three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”) by making the following considerations to Boulder Hill:

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000);

•	Pay $25,000 in cash by 5 May 2013 (unpaid); and

•	Pay $25,000 in cash by 16 December 2013.

On 15 January 2013, the Company amended the agreement entered into on 12 October 2012 with Boulder Hill to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Claims until 5 May 2013.

During the year ended 31 December 2012, the Company was in default related to certain obligations related to the Boulder Hill Claims. As of December 31, 2013, the Company recorded a write-down of mineral property in the amount of $15,000 related to the Boulder Hill Claims.

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

The BHM Assignment required the Company to make the following considerations to Boulder Hill:

•	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000);

•	Pay $25,000 in cash by 30 September 2013 (unpaid); and

•	Pay $25,000 in cash by 16 December 2013.

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

During the year ended 31 December 2012, the Company was in default related to certain obligations related to the Boulder Hill Project and as a result, the Company recorded a write-down of mineral property in the amount of $18,000 related to the Boulder Hill Project, as of December 31, 2012.

During the year ended 31 December 2013, the Company decided to cancel the portion of the Boulder Hill project involving the state lease, and is in the process of re-staking unpatented mining claims.

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

Pursuant to the terms of the CCS Assignment, Castle Creek transferred and assigned the Company all of its right, title and interest, in, to and under the Purchase Agreement and the Company assumed the assignment of the Purchase Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Purchase Agreement. The Company agreed to make the following considerations to Castle Creek:

•	Issue 1,000,000 restricted shares of the Company’s common stock by 12 December 2011 (issued on 7 December 2011 and valued at $30,000);

•	Pay $50,000 by 15 July 2013 (unpaid); and

•
Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Property. At any time from the Effective Date, the Company has the right to acquire the 1% NSR payable to Castle Creek for $250,000.

The Purchase Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Purchase Agreement provide that the Company will have exercised the option to acquire an undivided 100% of Robert E’s right, title and interest in and to the Property after incurring an aggregate of $210,000 in exploration expenditures, paying Robert E an aggregate of $80,000 plus 5% of any JVBP. The Purchase Agreement provides that the cash payments payable to Robert E shall be made according to the following schedule:

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

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Property shall be incurred as follows:

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

In addition to the foregoing cash payments, exploration expenditures and filing fees, in order to maintain its interest in the South Idaho Property the Company will be responsible for the following:

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

On 31 May 2013, the Company entered into an agreement with Castle Creek to waive certain required cash payment and/or exploration expenditure related to the South Idaho Property until 15 July 2013, provided that a cash payment of $3,500 is paid prior to 15 July 2013 (unpaid). Further, the Company may secure a waiver at any time during the year ended 31 December 2013 for the requirements that become due in 2014 in exchange for cash payment of or issuance of common shares valued at $50,000.

The Company is currently in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek, or determining to re-stake the mining claims. During 2013, the Company recorded a provision for write-down of mineral property interests of in the amount of  $36,650 ( 31 December 2012- $Nil) related to the South Idaho Property.

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

The Company exercised the initial 25% option to acquire a 25% interest in the Mineral Rights by paying $250,000, issuing 2,500,000 common shares of the Company and paying an additional $250,000 to Temasek.

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

•
Issue a convertible note for $250,000 to Temasek (the “$250,000 Convertible Note”) (issued). The $250,000 Convertible Note had a term of ninety days and will accrue interest at a rate of 12% per annum. Both principal and interest under the $250,000 Convertible Note were payable upon maturity (Note 6); and

•
Issue a convertible note for $3,250,000 to Temasek (the “$3,250,000 Convertible Note”) (issued). The $3,250,000 Convertible Note had a term of three years and will accrue interest at a rate of 12% per annum. Interest would be payable annually and the principal was payable upon maturity.

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

4. Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value $
As of December 31, 2013 :
Furniture, computer and office equipment	47,433	43,320	4,113
As of December 31, 2012 : Furniture, computer and office equipment	47,433	41,659	5,874

During the year ended 31 December 2013, total additions to property and equipment were $Nil (2012 -$Nill, cumulative - $53,550).

5. Convertible Promissory Notes

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

Asher has the option to convert any portion of the unpaid principal balance plus accrued and unpaid interest plus the Default Amount into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 28 August 2012 or the date of the Default Amount is paid, at a conversion price equal to 58% of the average of the lowest 3 trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date..

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

During the year ended 31 December 2012, the Company accrued interest expense of $27,331, of which $24,328 related to the amortization of debt discount.

The Company determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of 0.07%; Dividend  rate of  0%; and, historical volatility rates ranging from 248,45% to 267,73%. Based on this calculation, the Company recorded a derivative liability of $5,897 and loss on derivative liability of $8,059.

During the year ended 31 December 2013 the Company accrued interest of $7. The note was extinguished through the issuance of 5,945,378 common shares in January 2013.

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

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 20 December 2012 or the date of the Default Amount #2 is paid, at a conversion price equal to 58% of the average of the lowest 3 trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

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

The fair value of the beneficial conversion feature was estimated at $27,155 and was recorded as additional paid-in capital. During the year ended 31 December 2012, the Company accrued interest expense of $29,696 (2011 - $Nil, 2010 - $Nil, cumulative - $29,696), of which $27,155 relates to the amortization of debt discount (2011 - $Nil, 2010 - $Nil, cumulative through December 31,2012- $27,155).

The Company determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.04% to 0.10%; Dividend  rate of  0%; and, historical volatility rates ranging from 152.69% to 457.37%. Based on this calculation, the Company recorded a derivative liability of $66,773 and loss on derivative liability of $70,572.

During the year ended 31 December 2013 the Company accrued interest of $1,964. The note was extinguished through the issuance of 47,527,322 common shares from February to April 2013.

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

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 6 March 2013 or the date of the Default Amount #3 is paid, at a conversion price equal to 51% of the average of the lowest 3 trading prices for the common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

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

The fair value of the beneficial conversion feature was estimated at $26,422 and was recorded as additional paid-in capital. During the year ended 31 December 2012, the Company accrued interest expense of $21,385 (2011 - $Nil, 2010 - $Nil, cumulative - $21,385), of which $20,131 relates to the amortization of debt discount (2011 - $Nil, 2010 - $Nil, cumulative through December 31,2012 - $20,131)

The Company determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.01% to 0.08%; Dividend  rate of  0%; and, historical volatility rates ranging from 302.73% to 418.02%. Based on this calculation, the Company recorded a derivative liability of $58,313 and loss on derivative liability of $39,634.

During the year ended 31 December 2013 the Company recorded accrued interest of $14,576 ($826 related to stated interest and $13,750 related to a default penalty). The note was extinguished through the issuance of 60,393,177 common shares from  April to May 2013. .

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

The proceeds related to Asher Note #4 were received subsequent to the year ended 31 December 2012.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 20 September 2013 or the date of the Default Amount #4 is paid, at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

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

The fair value of the beneficial conversion feature was estimated at $27,500 and was recorded as additional paid-in capital. During the year ended 31 December 2012, the Company accrued interest expense of $1,373 (2011 - $Nil, 2010 - $Nil, cumulative - $1,373), of which $1,295 relates to the amortization of debt discount (2011 - $Nil, 2010 - $Nil, cumulative through December 31,2012 - $1,295).

The Company determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.07% to 0.10%; Dividend rate of 0%; and, historical volatility rates ranging from 191.75% to 548.83%. Based on this calculation, the Company recorded a derivative liability of $71,691 and loss on derivative liability of $41,940.

During the year ended 31 December 2013 the Company accrued interest of  $1,278. The loan was extinguished through the issuance of 113,144,698 common shares from July to August 2013.

. g.  On 21 February 2013, the Company issued a convertible note to Asher in the amount of $27,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 25 November  2013 (the “Asher Note #5”). Any amount of principal or interest amount not paid on 25 November 2013 (the “Default Amount #5”) shall bear interest of 22% per annum commencing on 6 March 2013 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 25 November 2013 or the date of the Default Amount #5 is paid, at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Asher Note #5 contains a provision limiting the number of shares of common stock into which the Asher Note #3 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #5 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #5 anytime from the date of the Asher Note #5 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #5 based on the date of prepayment.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of 0.07%; Dividend  rate of  0%; and, historical volatility rates ranging from 248,45% to 267,73%. Based on this calculation, the Company recorded a derivative liability of $71,766 and gain on derivative liability of $20,948. The Company also recorded a debt discount of $27,500 (to be amortized over the term of the debt). During the year ended 31 December 2013, the Company recorded interest expense of $73,136, of which $44,266 relates to origination interest, $27,500 related to debt discount amortization, and $1,370 relates to stated interest.

h.     On 29 April  2013, the Company issued a convertible note to Asher in the amount of $32,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 31 January 2014 (the “Asher Note #6”). Any amount of principal or interest amount not paid on 31 January 2014 (the “Default Amount #6”) shall bear interest of 22% per annum commencing on 31 January 2013 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 31 January 2014 or the date of the Default Amount #6 is paid, at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Asher Note #6 contains a provision limiting the number of shares of common stock into which the Asher Note #3 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #6 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #6 anytime from the date of the Asher Note #5 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #6 based on the date of prepayment.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .01% to .10%; Dividend rate of 0%; and, historical volatility rates ranging from 353.55% to 852.32%. Based on this calculation, the Company recorded a derivative liability of $97,733, and loss on derivative liability of $174,610. The Company also recorded a debt discount of $32,500 (to be amortized over the term of the debt). During the year ended 31 December 2013, the Company recorded interest expense of $95,848, of which $65,233 related to origination interest, $28,863 related to debt discount amortization, and $1,752 related to stated interest.

i.     On 8 August  2013, the Company issued a convertible note to Asher in the amount of $12,995, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on May 12 2014 (the “Asher Note #7”). Any amount of principal or interest amount not paid on 12 May 2014  (the “Default Amount #7”) shall bear interest of 22% per annum commencing on 12 May 2014 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 12 May or the date of the Default Amount #7 is paid, at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Asher Note #7 contains a provision limiting the number of shares of common stock into which the Asher Note #3 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #7 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #7 anytime from the date of the Asher Note #7 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #7 based on the date of prepayment.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of 0.07%; Dividend  rate of  0%; and, historical volatility rates ranging from 248,45% to 267,73%. Based on this calculation, the Company recorded a derivative liability of $71,766 and gain on derivative liability of $20,948. The Company also recorded a debt discount was $12,995 (to be amortized over the term of the debt). During the year ended 31 December 2013, the Company recorded interest expense of $19,445, of which $12,229 related to origination interest, $6,802 related to debt discount amortization, and $413 related to stated interest.

k.     On 30 October  2013, the Company issued a convertible note to Asher in the amount of $16,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 1 August 2014 (the “Asher Note #8”). Any amount of principal or interest amount not paid on 1August 2014  (the “Default Amount #8”) shall bear interest of 22% per annum commencing on August 1,2014 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 1 August 2014 or the date of the Default Amount #8 is paid, at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Asher Note #8 contains a provision limiting the number of shares of common stock into which the Asher Note #8 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #8 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #8 anytime from the date of the Asher Note #8 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #8 based on the date of prepayment.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of .12%; Dividend rate of 0%; and, historical volatility rates ranging from 412.87% to 425.91%. Based on this calculation, the Company recorded a derivative liability of $62,095, and loss on derivative liability of $81,235. The Company also recorded a debt discount was $16,500 (to be amortized over the term of the debt). During the year ended 31 December 2013, the Company recorded interest expense of $49,539, of which $45,494 related to origination interest, $3,720 related to debt discount amortization, and $224 related to stated interest.

l.     On 24 December  2013, the Company issued a convertible note to Asher in the amount of $16,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 30 August 2014 (the “Asher Note #9”). Any amount of principal or interest amount not paid on 30 September 2014  (the “Default Amount #9”) shall bear interest of 22% per annum commencing on September 30,2014 to the date the amount is paid.

Asher has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 30 September 2014 or the date of the Default Amount #9 is paid, at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Asher Note #9 contains a provision limiting the number of shares of common stock into which the Asher Note #8 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #9 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #9 anytime from the date of the Asher Note #9 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #9 based on the date of prepayment.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .09% to .10%; Dividend rate of 0%; and, historical volatility rates ranging from 283.69% to 461.93%. Based on this calculation, the Company recorded a derivative liability of $180,020, and gain on derivative liability of $36,192. The Company also recorded a debt discount was $16,500 (to be amortized over the term of the debt). During the year ended 31 December 2013, the Company recorded interest expense of $163,958, of which $163,520 related to origination interest, $413 related to debt discount amortization, and $25 related to stated interest.

l. The following is the summary of convertible promissory notes that are issued and outstanding as at 31 December 2013 and 2012:

		2012	2013
		$	$

Asher Note	Principal net of debt discount	2,600	32,500
	Accrued interest	3,253

		5,853

Asher Note #2	Principal net of debt discount	37,500	12,995
	Accrued interest	2,541

		40,041

Asher Note #3	Principal net of debt discount	21,209	16,500
	Accrued interest	1,254

		22,463

Asher Note #4	Principal net of debt discount	1,295	16,500
	Accrued interest	78

		1,373

Total		69,730	78,495
Unamortized Discount			(38,697)
Note			39,978

7. Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 31 December 2013and 2012 are amounts due to related parties of $38,346 and $28,843, respectively.. These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

During the year ended 31 December 2013, the Company paid or accrued $35,390 (2012 – $25,750) for management fees to officers and directors of the Company.

During the year ended 31 December 2013 the Company settled $23,200 in liabilities accrued to officers and directors through the issuance of Preferred A convertible stock.

8. Stockholders’ Deficit

Authorized

The total authorized capital consists of

•	850,000,000 common shares with par value of $0.00001 (Note 15)

•	116,818, 182 blank check preferred shares with no par value

• ●	50,000,000 designated class A preferred shares with par value of $0.001 33,181,818 designated class B preferred shares with par value of $0.001

Issued and outstanding

Common Stock

As at 31 December 2013, the total issued and outstanding capital stock was 579,014,243 common shares with a par value of $0.00001 per share.

As at 31 December 2012, the total issued and outstanding capital stock was 83,686,238 common shares with a par value of $0.00001 per share.

Issuances of Common Stock

In 2013 the Company issued 495,328,035  common shares issued upon conversionof $141,030 upon conversion ofdebt.

In 2012 the Company issued 42,182,653 common shares issued upon conversion  of $34,900 upon conversion of debt

Preferred Stock

Preferred A

On November 15, 2012, the Company filed a Certificate of Designation for its Class Series A Preferred Convertible Stock with the Secretary of State of Nevada designating 50,000,000 shares of its authorized Preferred Stock as Class A Preferred Convertible Stock. The Class A Preferred Shares have a par value of $.001 per share. The Class A Preferred Shares are convertible into shares of the Company’s common stock at a rate of 1 preferred share equals 1 common share. In addition, the Class A Preferred Shares rank senior to the Company’s common stock. The Class A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote. One Class A Preferred Shares is the voting equivalent of one common share.

The Company does have the right, at its discretion, to redeem the Class A Preferred Shares at a price of $.01 per share.

On February 1, 2013 the Company”) agreed to issue 47,568,500 shares of its Class A Preferred Convertible Stock, in exchange for the settlement of debt of approximately $104,651 to both unrelated parties and certain officers and directors of the Company. The Class A Preferred shares were issued at a price of $0.0022 per share. Related forgiveness of debt income was recorded of $50,730 as of 31 December 2013.

Preferred  B

On 13 December 2013, the Company designated  33,181,818 of the 200,000,000 authorized preferred shares as class B preferred shares with a par  value of $0.001 per share. Each class B preferred share is convertible into one common share of the Company at the option of the holder. As at 31 December 2013, there was no class B preferred share issued and outstanding.

Stock options

The following stock options are outstanding as at 31 December 2013:

	Number of options	Exercise price	Remaining life (years)

Options	75,000	0.15	8.84

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

During the year ended 31 December 2011 the Company granted 250,000 options at a price of $0.07 per share expiring 10 December 2013, 75,000 options at a price of $0.07 per share expiring at 28 November 2012 and 75,000 options at a price of $0.15 per share expiring 31 October 2021. All of these stock options vested immediately.

During the year ended 31 December 2012  75,000 options at a price of $0.07 per share expired.

During the year ended 31 December 2013  250,000 options at a price of $0.07 per share expired.

The following is a summary of stock option activities during the years ended 31 December 2013 and 2012:

	Number of stock options	Weighted average exercise price $

Outstanding and exercisable at 1 January 2013	325,000	0.088
Granted	-	-
Exercised	-	-
Expired	(250,000)	0.070
Outstanding and exercisable at 31 December 2013	75,000	0.15

Outstanding and exercisable at 1 January 2012	400,000	0.085

Granted	-
Exercised	-	-
Expired	(75,000)	(0.070)

Outstanding and exercisable at 31 December 2012	325,000	0.088

Weighted average fair value of options granted during the year		-

Weighted average fair value of options granted during the year		0.00

The aggregate intrinsic value of options outstanding and exercisable at 31 December 2013 and 2012 was $nil and $nil, respectively.

9. Commitments and Contingencies

The Company is committed to making repayments related to the convertible promissory notes payable to Asher .

10. Income Taxes

The Company has losses carried forward for income tax purposes as of 31 December 2013 and 2012 The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax for the years ended 31 December 2013 and 2012 consists of the following:

	2013
	$

Refundable federal tax asset (liability) attributable to:
Current operations		382,472
Permanent differences		(302,794)
Less: Change in valuation allowance		(79,679)
Income tax expense		-

The tax effects of temporary differences that give rise to future income tax assets and liabilities as at 31 December 2013 are as follows:

	2013
	$

Statutory federal income tax rate		34%

Net operating loss carryforwards		20,369,134
Net deferred tax asset		6,662,712
Less: Valuation allowance		(6,662,712)

Future tax assets (liabilities)		-

The net operating losses of the Company will begin to expire in 2017.

As of December 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2013, and 2012 and no interest or penalties have been accrued as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2011 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

11. Fair Value of Financial Instruments

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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2013 and 2012 (none), consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$671,988	$-	$671,988	$-

As at 31 December 2013, the carrying amounts of amounts receivable and accounts payable and accrued liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $963,352 at 31 December 2013 (2012 – $570,498), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

14. Other receivable

As of 31 December 2013 and 2012, the Company has recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after year end.

15. Subsequent Events

The following events occurred during the period from the year ended 31 December 2013 to the date the consolidated financial statements were available to be issued on 14 April 2014:

a.
From 2 January 2014 to March 21,2014, the Company issued a total of 115,600,000 common shares to Asher valued at $5,780  upon various conversions of principal amount of Asher Notes, of which $5,780 was applied to reduce the principal amount to $26,720. Note 6).

b.	On January 20, 2014 the Company authorized the issuance of 2,000,000 shares of Preferred B stock, in exchange for settlement of $20,000 in accrued liabilities to two directors of the company.

C.
On 27 February 2014, the Company issued a convertible note to Asher in the amount of $13,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable on 3 December 2014.

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

-

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

Date: April 16, 2014

By: /s/   Piero Sutti-Keyser
              Piero Sutti-Keyser
              Chief Executive Officer & Director
              (Principal Executive Officer)

Date: April 15, 2014

By: /s/    GILBERTO ZAPATA
Gillbert Zapata
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Piero Sutti-Keyser	April 16, 2014
Piero Sutti-Keyser, Chief Executive Officer & Director

/s/ Robert Van Tassell	April 16, 2014
Robert Van Tassell, Director

/s/ Gordan Sredl	April 16, 2014
Gordan Sredl, Director