Form 10-K/A
period 2013-12-31
FIRST COLOMBIA GOLD CORP.
filed 2014-05-06
CIK 1045929

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

Documents Incorporated by Reference: None.

Explanatory Note

The purpose of this Amendment No. 1 to First Colombia Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 21, 2014, is to furnish Amended Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COLOMBIA GOLD CORP.
a Nevada corporation

Date: May 6, 2014

By: /s/   Piero Sutti-Keyser
              Piero Sutti-Keyser
              Chief Executive Officer & Director
              (Principal Executive Officer)

Date: May 6, 2014

By: /s/    GILBERTO ZAPATA
Gillbert Zapata
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Piero Sutti-Keyser	May 6, 2014
Piero Sutti-Keyser, Chief Executive Officer & Director

/s/ Robert Van Tassell	May 6, 2014
Robert Van Tassell, Director

/s/ Gordan Sredl	May 6, 2014
Gordan Sredl, Director

EXHIBIT INDEX
TO
2013 ANNUAL REPORT ON FORM 10-K/A

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

14.1	Code of Ethics and Code of Conduct. (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10KSB for the Year ending December 31, 2005, and incorporated herein by reference)

23.1	Consent of James Stafford Chartered Accountants

31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.1	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

*	Filed as an exhibit to the original Form 10-K for the year ended December 31, 2013, filed April 21, 2014.
†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.