Form 10-Q
period 2014-03-31
FIRST COLOMBIA GOLD CORP.
filed 2014-05-20
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 3,2014

Common Stock, $0.00001 par value	1,075,021

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2014 are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and from inception on September 5, 1997 to March 31, 2014.

F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2014 and 2013 and from inception on September 5, 1997 to March 31, 2014.

F-4	Notes to Condensed Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

FIRST COLOMBIA GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As at	As at
	31 March	31 December
	2014	2013
	(Unaudited)
	$	$

Assets
Current Assets
Prepaid expenses	$1,145	$1,145
Other receivable	13,500	16,500
Total current assets	14,645	17,645

Property and Equipment	3,672	4,113

Total Assets	$18,317	$21,758

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$247,252	$230,855
Accounts payable, related parties	18,346	38,346
Convertible notes payable, net of discounts of $32,080 and $38,697, respectively	54,135	39,798
Derivative liabilities	390,250	671,998
Total Current Liabilities	709,983	980,997

Notes payable	241,100	241,100

Total Liabilities	$951,083	$1,222,098

Stockholders' Deficit
Authorized
850,000,000 common shares, par value $0.00001 and
150,000,000 blank check preferred shares, no par value
50,000,000 designated class A preferred shares, par value $0.001	$-	$-
33,181,818 designated class B preferred shares, par value $0.001
Issued and outstanding
31 March 2014 - Series B Preferred 2,000,000 shares issued and outstanding	2,000
31 March 2014 – 47,568,500 class A convertible preferred shares, par value $0.001	47,569	47,569
31 December 2013 – 47,568,500 class A convertible preferred shares, par value $0.001
31 March 2014 – 116,758,029 common shares, par value $0.00001	1,168	12
31 December 2013 – 1,158,029 common shares, par value $0.00001
Additional paid-in capital	19,014,901	18,958,991
Deficit accumulated during the exploration stage	(19,998,413)	(20,212,689)

Total Stockholders' Deficit	(932,766)	(1,206,117)

Total liabilities and stockholders' deficit	$18,317	$21,758

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			For the period
			from the date of
	For the	For the	inception on
	three month	three month	5 September
	period ended	period ended	1997 to
	31 March	31 March	31 March
	2014	2013	2014
	$	$	$
		(restated)
Expenses
Depreciation and amortization	441	441	85,938
General and administrative	25,619	50,844	7,885,413
Impairment loss on mineral properties	-	-	5,069,650
Mineral property exploration expenditures	2,500	13,000	5,157,174
Total Operating Expense	28,560	64,285	18,198,175

Loss from operations	(28,560)	(64,285)	(18,198,175)

Other Items
Gain on extinguishment of debt	-	45,357	89,730
Gain on sale of oil and gas property	-	-	10,745
Interest income	-	-	102,561
Interest expense	(40,619)	(80,036)	(2,138,830)
Gain/(Loss) on derivative liabilities	283,455	(315,402)	(162,728)
Recovery of expenses	-	-	4,982
Write-down of incorporation cost	-	-	(12,500)
Write-down of assets	-	-	(14,111)
Total Other Items	242,836	(350,081)	(2,120,151)

Net operating income (loss) before income taxes	214,276	(414,366)	(20,318,326)

Future income tax recovery	-	-	2,319,871

Net operating income (loss) from continuing operations	214,276	(414,366)	(17,998,455)

Discontinued operations of Beardmore Holdings, Inc.	-	-	(1,999,958)

Net operating income (loss) and comprehensive income (loss) for the period	214,276	(414,366)	(19,998,413)

Income (loss) per common share - basic and diluted
Continuing operations	0.00	(2.03)
Discontinued operations	-	-
Income (loss) and comprehensive income (loss)	0.00	(0.00)

Weighted average shares outstanding of common - basic	33,911,362	204,162

Weighted average shares outstanding of common - diluted	115,486,987	204,162

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			For the period
			from the date of
	For the	For the	inception on
	three month	three month	5 September
	period ended	period ended	1997 to
	31 March	31 March	31 March
	2014	2013	2014
	$	$	$
		(restated)
Cash Flows Used in Operating Activities:
Net Income (Loss)	214,276	(414,366)	(17,998,455)
Adjustments:
Amortization	441	441	85,938
Accrued interest	-	-	-
Consulting fees	-	-	40,200
Debt discount amortization and origination interest	35,841	63,297	480,228
Gain on extinguishment of debt	-	(45,357)	(74,730)
Future income tax recovery	-	-	(2,319,871)
Gain on sale of oil and gas property	-	-	(10,745)
Gain/(Loss) on derivative liabilities	(283,455)	315,402	162,728
Stock-based compensation (recovery)	-	-	3,609,399
Write-down of mineral property interests	-	-	5,069,650
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	3,000	27,500	(14,645)
Increase (decrease) in accounts payable and accrued liabilities	16,397	27,983	2,305,319

Net Cash used in Continuing Operating Activities	(13,500)	(25,100)	(8,664,984)

Net cash used in discontinued operations	-	-	(186,440)

Net Cash used in Operating Activities	-	(25,100)	(8,851,424)

Net Cash Used In Investing Activities
Proceeds from sale of oil and gas property	-	-	46,200
Oil and gas property acquisitions	-	-	(2,846)
Oil and gas exploration	-	-	(22,609)
Mineral property acquisition	-	(2,400)	1,763,241
Purchase of equipment	-	-	(53,550)
Website development cost	-	-	(40,000)

Net Cash Provided by (Used In) Investing Activities	-	(2,400)	1,690,436

Cash Flows From Financing Activities:
Proceeds from notes payable	13,500	27,500	249,495
Cost of repurchase of common stock	-	-	(1,000)
Warrants excercised	-	-	100,000
Issuance of common stock, net of share issue costs	-	-	8,311,915

Net Cash Provided by (Used In) Continuing Financing Activities	13,500	27,500	8,660,410

Net cash used in discontinued operations	-	-	(1,499,422)

Net Cash Provided by (Used In) Financing Activities	-	-	7,160,988

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	-	-	-

Supplemental disclosure of cash flow information:

Foreign exchange loss			21,787
Common shares issued for oil and gas property			10,000
Common shares issued for services			50,000
Donated consulting services			16,200
Common shares issued for acquisition of Finmetal			1,280,000
Restricted sares issued for stock-based compensaton			2,418,000
Common shares issued for finders fee			254,500
Notes payable issued for settlement of note payable			241,200
Common shares issued upon conversion of promissory notes	5,780		187,490
Preferred A shares issued for settlement of accounts payable			104,651
Preferred B shares issued for settlement of accounts payable	20,000		48,000

The accompanying notes are an integral part of these condensed consolidated financial statements

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
31 March 2014

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

The Company’s consolidated financial statements as at 31 March  2014 and the three months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had net income of $214,276 for the quarter ended 31 March 2014 (2013– Net loss of $414,366, cumulative – $17,998,455) and has a working capital deficit of $695,338 at 31 March 2014 (31 December 2013 – $963,252), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due and to continue its operations, is essentially solely dependent on funding provided by Asher Enterprises, Inc. (“Asher”). If Asher is unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

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

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 March 2014 and as at 31 December 2013, the Company had -0- cash and cash equivalents.

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

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive. As of March 31, 2013, the Company had 48,275,166 potential common shares, from its convertible debt and convertible preferred stock.

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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 March 2014 and 31 December 2013, the Company did not have any asset retirement obligations.

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

During the year ended 31 December 2013, the Company decided to cancel the portion of the Boulder Hill project involving the state lease, and is in the process of re-staking unpatented mining claims. During the three month period ended 31 March 2014 the Company spent $1,250 in consulting fees related to preparation for the re-staking ($0 exploration costs during three month period ended 31 March 2013).

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

The Company is currently in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek, or determining to re-stake the mining claims. During 2013, the Company recorded a provision for write-down of mineral property interests of in the amount of $36,650 related to the South Idaho Property. During the three month period ended 31 March 2014, the Company paid $1,250 for a review and update of its database in preparation of re-staking (no exploration costs incurred during the three month period ended 31 March 2013).

Uranium Claim Prospect

The Company acquired through location two unpatented mining claims in eastern Washington state in July 2013 comprising approximately forty acres, which the company relinquished in the three month period ended 31 March 2014.

4. Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value $

As of March 31, 2014 :
Furniture, computer and office equipment	47,433	43,761	3,672
As of December 31, 2013 : Furniture, computer and office equipment	47,433	43,320	4,113

During the period ending March 31, 2014 total additions to property and equipment were $Nil.

5. Convertible Promissory Notes

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .01% to .10%; Dividend rate of 0%; and, historical volatility rates ranging from 353.55% to 852.32%. Based on this calculation, the Company recorded a derivative liability of $97,733, and loss on derivative liability of $174,610. The Company also recorded a debt discount of $32,500 (to be amortized over the term of the debt). During the periods ended 31 March 2014 and 2013, the Company recorded gain on derivative liability of $115,097 and $0, respectively.

During the periods ended 31 March 2014 and 2013, the Company recorded interest expense of $5,315 and $0, respectively, of which $3,637 and $0, respectively, related to the amortization of debt discount

During the periods ended 31 March 2014 and 2013, the Company issued 115,600,000 and 0 common shares, respectively, for the conversion of $5,780 in debt related to Asher #6.

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of 0.07%; Dividend rate of 0%; and, historical volatility rates ranging from 248,45% to 267,73%. Based on this calculation, the Company recorded a derivative liability of $71,766 and gain on derivative liability of $20,948. The Company also recorded a debt discount was $12,995 (to be amortized over the term of the debt). During the periods ended 31 March 2014 and 2013, the Company recorded gain on derivative liability of $58,695 and $0, respectively.

During the periods ended 31 March 2014 and 2013, the Company recorded interest expense of $4,478 and $0, respectively, of which $4,222 and $0, respectively, related to the amortization of debt discount.

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of .12%; Dividend rate of 0%; and, historical volatility rates ranging from 412.87% to 425.91%. Based on this calculation, the Company recorded a derivative liability of $62,095, and loss on derivative liability of $81,235. The Company also recorded a debt discount was $16,500 (to be amortized over the term of the debt). During the periods ended 31 March 2014 and 2013, the Company recorded gain on derivative liability of $69,931 and $0, respectively.

During the periods ended 31 March 2014 and 2013, the Company recorded interest expense of $5,725 and $0, respectively, of which $5,400 and $0, respectively, related to the amortization of debt discount.

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .09% to .10%; Dividend rate of 0%; and, historical volatility rates ranging from 283.69% to 461.93%. Based on this calculation, the Company recorded a derivative liability of $180,020, and gain on derivative liability of $36,192. The Company also recorded a debt discount was $16,500 (to be amortized over the term of the debt).  During the periods ended 31 March 2014 and 2013, the Company recorded gain on derivative liability of $70,089 and $0, respectively.

During the periods ended 31 March 2014 and 2013, the Company recorded interest expense of $5,629 and $0, respectively, of which $5,304 and $0, respectively, related to the amortization of debt discount.

On 27 February 2014, the Company issued a convertible note to Asher in the amount of $13,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 3 December 2014 (the “Asher Note #10”). Any amount of principal or interest amount not paid on 30 September 2014 (the “Default Amount #10”) shall bear interest of 22% per annum commencing on 3 December 2014, to the date the amount is paid.

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

The Asher Note #10 contains a provision limiting the number of shares of common stock into which the Asher Note #8 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Asher Note #10 may be waived by Asher upon 61 days’ prior notice. The Company has a right of prepayment of the Asher Note #10 anytime from the date of the Asher Note #10 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Asher Note #10 based on the date of prepayment.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .09% to .10%; Dividend rate of 0%; and, historical volatility rates ranging from 283.69% to 461.93%. Based on this calculation, the Company recorded a derivative liability of $29,224. The Company also recorded a debt discount was $13,500 (to be amortized over the term of the debt). During the periods ended 31 March 2014 and 2013, the Company recorded loss on derivative liability of $30,357 and $0, respectively.

During the periods ended 31 March 2014 and 2013, the Company recorded interest expense of $17,372 and $0, respectively, of which $15,724 and $0, respectively, related to origination interest and $1,554 and $0, respectively, related to the amortization of debt discount.

The following is the summary of convertible promissory notes that are issued and outstanding as at 31 March 2014 and as at 31December 2013:

                                                                                                                                               2014                            2013
Asher Note #6            Principal                                                                                       26,720                         32,500
Asher Note #7                                                                                                                  12,995                          12,995
Asher  Note #8                                                                                                                 16,500                         16,500
Asher  Note #9                                                                                                                 16,500                                  -
Asher Note#10                                                                                                                 13,500                                  -

Total                                                                                                                                   86,215                         61,995
Unamortized Discount                                                                                                   (32,080)                       (38,697)
Net                                                                                                                                      54,135                         39,978

6. Related Party Transactions

During the periods ended 31 March 2014 and 2013, the Company paid or accrued $NIL and $13,000 for management fees to officers and directors of the Company.

During the year ended 31 December 2013 the Company settled $23,200 in liabilities accrued to officers and directors through the issuance of Preferred A convertible stock.

During the period ended 31 March 2014 the Company settled $20,000 in liabilities accrued to officers and directors through the issuance of 2,000,000 shares of Preferred B convertible stock. The stock was valued on an “if-converted” basis using the quoted price of the Company’s common stock. This method generated a fair value of $28,000. Therefore, $8,000 was recorded as a contribution to additional paid-in capital.

7. Stockholders’ Deficit

Authorized

The total authorized capital consists of

•	850,000,000 common shares with par value of $0.00001 (Note 15)

•	116,818, 182 blank check preferred shares with no par value

• ●	50,000,000 designated class A preferred shares with par value of $0.001 33,181,818 designated class B preferred shares with par value of $0.001

Issued and outstanding

Common Stock

As at 31 March 2014, the total issued and outstanding capital stock was 116,758,029 common shares with a par value of $0.00001 per share.

As at 31 December 2013, the total issued and outstanding capital stock was 1,158,029 common shares with a par value of $0.00001 per share.

Issuances of Common Stock

In the period ended March 31, 2014 the Company issued 115,600,000 shares upon conversion of $5,780 of debt.

In 2013 the Company issued 990,656 common shares issued upon conversion of $141,030 upon conversion of debt.

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

On February 1, 2013 the Company agreed to issue 47,568,500 shares of its Class A Preferred Convertible Stock, in exchange for the settlement of debt of approximately $104,651 to both unrelated parties and certain officers and directors of the Company. The Class A Preferred shares were issued at a price of $0.0022 per share. Related forgiveness of debt income was recorded of $50,730 as of 31 December 2013.

Preferred B

On 13 December 2013, the Company designated 33,181,818 of the 200,000,000 authorized preferred shares as class B preferred shares with a par value of $0.001 per share. The conversion price for each class B preferred share is $.01 divided by the average 5 days closing price of the Company’s common stock, and is convertible at the option of the holder. On January 20, 2014, the Company issued 2,000,000 shares of series B preferred convertible stock to 2 directors to extinguish accounts payable of $20,000. The if-converted value of these shares (based on the closing price of the Company’s common stock on January 20, 2014) was $28,000. Therefore, the Company has recorded $6,000 as a reduction to additional paid-in capital.

Stock options

The following stock options are outstanding as at 31 March 2014:

	Number of options	Exercise price	Remaining life (years)

Options	75,000	0.15	8.59

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

During the year ended 31 December 2012 75,000 options at a price of $0.07 per share expired.

During the year ended 31 December 2013 250,000 options at a price of $0.07 per share expired.

The following is a summary of stock option activities during the year ended 31 December 2013 and period ended Mach 31, 2014 :

	Number of stock options	Weighted average exercise price $

Outstanding and exercisable at 1 January 2014	75,000	0.15
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at 31 March 2014	75,000	0.15

Weighted average fair value of options granted during the period	-	-

Weighted average fair value of options granted during the period	-	0.00

The aggregate intrinsic value of options outstanding and exercisable at 31 March 2014 was $nil.

8. Commitments and Contingencies

The Company is committed to making repayments related to the convertible promissory notes payable to Asher .

9. Fair Value of Financial Instruments

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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2014	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$390,250	$-	$390,250	$-

As at 31 March 2014, the carrying amounts of amounts receivable and accounts payable and accrued liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $963,352 at 31 December 2013,and $695,338 as at 31 Mach 2014, but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

14. Other receivable

As of 31 March 2014 and 31 December 2013, the Company has recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after period end.

15. Restatement

The Company has identified that its March 31, 2013 statement of operations and cash flows needed to be restated due to its requirement to record and remeasure derivative liabilities associated with its convertible debt. See the restatement adjustments below.

Statement of Operations

	As originally reported	Adjustments	Restated

Interest expense	$22,229	$57,807	$80,036
Loss on derivative liabilities	$0	$315,402	$315,402
Net loss	$41,157	$373,209	$414,366
Net loss per share	$.21	$1.82	$2.03

Statement of Cash Flows

	As originally reported	Adjustments	Restated

Net loss	$41,157	$373,209	$414,366
Debt discount amortization and origination interest	$0	$63,297	$63,297
Loss on derivative liabilities	$0	$315,402	$315,402
Net cash used in operating activities	$25,087	$13	$25,100

16. Subsequent Events

From April 1, 2014 through May 9,2014, the Company issued a total of 415,930  common shares to Asher valued at $3,047 upon various conversions of principal amount of Asher Notes, of which $3,047 was applied to reduce the principal.

On April 1, 2014 the Company borrowed $35,000 from a private party due within nine months at eight percent annual interest,due on December 31,2014.

On April 22, 2014 the Company received notice of FNRA approval of a 1 for 500 reverse stock split of its Common Stock. All share references have been adjusted for the reverse split.

On May15,2014 the company borrowed unsecured $23,000 on a ninety day note at ten percent simple interest per annum,

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

On January 20, 2014, the Majority Stockholders of the Company, of record, held 100,000 shares of the Company's common stock and 10,545,600 shares of the Company’s Class A Preferred Convertible Preferred stock, 2,000,000 shares of the Company’s Class B Preferred stock representing the voting equivalent of 61.26% of the voting stock, in total. As such they approved an amendment to the Company’s Articles of Incorporation to decrease in the issued common stock from 500 old shares to 1 new share of common stock. The Articles were amended and the reverse stock split was effective April 22, 2014.

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

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP;(paid)
•	$2,500 on or before September 15, 2012 plus five per cent (5%) of any JV&BP;(waived until March 31,2013and by June 30,2013);(paid)
•	$5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP;plus as per the waiver an additional $1,500;(unpaid)
•	$10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;
•	$15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and

●	$25,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP.

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

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

●	on or before April 15, 2012, incur not less than an aggregate of $10,000 in exploration expenditures;(in aggregate $10,000incurred)
●	on or before September 15, 2012, incur not less than an aggregate of $20,000 in exploration expenditures;(waived until June 20,2013)(in aggregate $30,620 incurred within the time frame)

●	on or before September 15, 2013, incur not less than an aggregate of $100,000 in exploration expenditures; and( not incurred)

●	on or before September 15, 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

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

The Company has elected to not continue this agreement under current financial terms, and use its database developed to guide exploration efforts to re-stake the mining claims to a more geologically advantageous location, and as described above look to considering negotiating a similar agreement with the Ebisch interests with less short term cash requirements, or re-target our area of operations in the district.

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

In 2012 we completed our review and compilation of historical documents, and have revise dour exploration plan note above to two different phases splitting up the forecast drilling program. In 2013 our efforts focused on reviewing the required permits and land position of our claims,and it was determined that the Company should re-stake the claims to claim a more advantageous claim position. Wedid not re-stake the claims in the quarter ending March 31,2013due to our financial condition, and plans to re-stake in the subsequent quarter will depend on our financial status.

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

We received a waiver of the $25,000 cash payment requirement, such payment was due in May 2013,and the Company was unable to make this payment, The Company has been in discussions with Boulder Hill in reference to the overall project, and plans in 2014 to re-stake the claims in a more favorable location, .

The Purchase Agreement includes customary representations and warranties. Under the terms of the Purchase Agreement, Boulder Hill has agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill in the Purchase Agreement. The Company has been unable to make the required payments.

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

•	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP; (unpaid and waived)

•	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and

•	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

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

In addition to the foregoing cash payments and exploration expenditures, the company was  responsible for paying filing fees over the term of the Boulder Hill Option Agreement and the following in order to maintain Ebisch’s interest in the Montana Gold Lease:

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

Land Status

Mineral rights on federal unpatented lode mining claims can be held indefinitely as long as the annual claim maintenance payments are current. At the present time, all of the required annual claim maintenance payments for the Claims have been made. The initial term on the Montana Gold Lease is for a ten-year period commencing on August 21, 2006, which may be renewable. The total area consisting of the Boulder Hill Project consists of approximately 174 acres. The total annual property maintenance costs due the state and federal government for the Boulder Hill Project is currently about $800/year.The Company is in the process of reviewing prior exploration work to determine a re-staking of the claims for improved geological prospects.

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

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program. We have postponed the commencement of any exploration and development program until such time that we are able to secure sufficient financing, however we continued review of historical records for revising the below plan in 2014. We can provide no assurance that we will be successful in securing sufficient financing. Provided we are able to secure sufficient financing, we anticipate that we will incur the following costs for the next twelve months:

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

This exploration plan may change or be terminated depending on the results from each stage of exploration. We project that permitting activities will be prepared after the initial 2013 site visits. The Company is re-evaluating the proposed budget in light of its decision to not pursue the State Lease further , but to focus on unpatented mining claims in the area, which the Company believes may reduce the above exploration budget by ten percent, however the Company will if financially able to seek tore-instate the prior agreement with the Ebisch interests.The above exploration plan would be spread out over three years if implemented, but represents the Company’s best estimate of what is required to advance the project.

Montana

Tthe Company conducted reconnaissance exploration in Jefferson County, Montana. This included reviewing historical data, and field site visits to areas of interest. These efforts are designed initially from surface examination to identify properties with geological characteristics that indicate further exploration and potential acquisition may be warranted.

We  acquired the Skip claims in Montanain 2013  through right of location. The Skip project is considered an early-stage silver exploration project, and we are seeking either a JV partner, or to develop an exploration plan for 2014. The project has no indicated reserves.We intend to focus primarily on the Nile Mine project.

Memorandum of Understanding to Earn-Interest in the Nile Mine Project

On May 1, 2013, the Company with GMRV, a branch of 4uX, LLC, a private Montana company (“GMRV”) entered into a Memorandum of Understanding (“MOU”) to enter into a Definitive Agreement within 180 days for the Company to earn a fifty percent interest in the Nile Mine project. The Company has not entered into a final and definitive agreement at this time.  In May 2014 GMRV waived 2013 cash payments in exchange for an agreed upon payment by June and September 30 of 2013, respectivey, and provided additional time for preparation and implementation of a definitive agreement.

Land Status

The project is owned/controlled by GMRV and private interests. The Company signed a Memorandum of Understanding (“MOU”) on the project effective May 1, 2013 containing the following terms and conditions for the Company to earn a 50% interest in the project:

Paying within 180 days of the signing of this MOU $2,500 which will be payable in cash or the issuance of restricted shares of the Company at the market bid price, or the equivalent in restricted preferred shares of the Company, subject to an subscription agreement signed by GMRV acceptable to the Company. The Company has agreed to an initial work commitment of $5,000 in 2013, and upon mutual agreement of an exploration plan for 2014, an increased work commitment of at least $10,000 for 2014.As described above this understanding has been extended eliminating cash payments during the extension period  and instead the Company may make cash payments or in restricted common stock.

The Company agreed that work commitment will include the consulting services that will be provided by GMRV. The parties in good faith agree to enter into a definitive agreement with duration of 10 years, with a work commitment for this period of $250,000 and annual minimum advance royalty payments of $5,000 per year in cash, common shares, or preferred shares, at First Colombia’s option, for First Colombia to earn a 50% interest in the project. Should a mutually agreed upon definitive agreement not be agreed on and implemented within the effective date of this agreement, the payment referred to above shall be non-refundable.As above this requirement is temporarily waived

On the effective Date: May 1, 2013, The Company was responsible for all property maintenance fees, estimated not to exceed $500 annually at the current BLM Maintenance Fee rate.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the MOU, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference. The Company subsequent to the quarter end as described. The Company subsequent to quarter end negotiated an extension and modification of the MOU terms.

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

Exploration Plans

We are in discussions with GMRV for an initial exploration plan involving surface sampling , road building and other rehabilitation work to improve underground access, and possible bulk sampling, We estimate this plan would cost between $5,000 to $25,000 , and provided funding is available, we plan to embark on this plan in the summer of 2014.

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

Whatcom Uranium Claims

Land Status

The Company staked two unpatented mining claims in Washington state comprising approximately forty acres, with cost incurred of filing fees and outside geological consulting time related to the acquisition. Weather conditions precluded work on this property to determine whether the Company wishes to maintain this land position.

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

Other Geographic Locations

We are also considering further geographic locations for exploration projects including Mexico and Europe. This activity consists primarily of reviewing historical data to determine potential areas of interest, to be followed by a determination for requirements and potential for acquiring mineral property interest. We have not identified to date any particular properties that it may be interested in acquiring, but due to the experience of management in certain areas it is considering Zacatecas, Mexico and the Balkans as territories of current and future interest. These activities may not lead to future acquisitions absent future financing under terms deemed acceptable to, if any such financing is available, and determining properties that management believes are properties of merit to add to our portfolio of mineral interests.The Company has retained consulting assistancein south eastern Europe,and we forecast consulting expenditures of $5,000to $15,000 in 2014.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues
We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $28,560 for the three months ended March 31, 2014, compared to operating expenses of $64,285 for the three months ended March 31, 2013. The decrease in operating expenses for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily a result of a decrease in general and administrative expenses and exploration expenses.

The company operating expenses were lower during the period as the Company did more administrative services in house, and exploration expenses were reduced as weather conditions precluded more work to be done in the Montana area.

Other Items

We incurred  interest of $40,619 for the three months ended March 31, 2014, as compared to $80,036 for the three months ended March 31, 2013. The decrease is mainly due to a decrease in origination interest associated with the initial recording of derivative liabilities.

The Company recorded gain on derivative liabilities of $283,455 for the quarter ended March 31,2014 compared  to a loss on derivative liabilities of $315,402 for the corresponding period ending March 31,2013. The derivative liability is remeasured quarterly.

Net Income( Loss)

As a result of the above, for the three months ended March 31, 2014, we reported a net income of $214,276. For the three months ended March 31, 2013, we reported a net loss of $414,366.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $0, compared to $0 at December 31, 2013.  At March 31, 2014, we had a working capital deficit of $695,338, compared to a working capital deficit of $963,352 at December 31, 2013. This reduction in our working capital deficit of $268,014 resulted primarily from the gain on the derivative liability in the quarter.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments that we estimate would be required in connection with our acquisition of the Boulder Hill Project and those cash payments and exploration expenditures which are required in order to exercise our option to acquire a 100% interest in mineral property interests proposed plan of exploration anticipates that we would have incurred aggregate exploration related expenditures of $260,000 over the next twelve months; with minimum payments would amount to $125,000 in the next twelve months on exploration related expenses, with a total of $664,000 in exploration planned for the next thirty six months, subject to available funding. Accordingly the Company elected to abandon the current planned expenditures on the South Idaho Silver project, and is currently forecasting subject to financing being secured an exploration and acquisition budget of $240,000over the next 12 months.

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

Cash Used in Operating Activities

Operating cash flows for the period ending march 31,2014 and 2013 respectively were a negative $13,500 and $25,100 .Our net income during the three month period ending March 31,2014 did not generate positive operating cash flow as the components of net income did not generate positive cash flow. Our net loss for the period ending March 31, 2013 though partially offset by an increase in accounts payable, generating negative operating cash flows.

Cash Used in Investing Activities

For the three months ended March 31 2014, we used $0 in investing activities, as compared to $2,400 used in investing activities during the three months ended  March 31, 2013.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock. Net cash flows provided by financing activities for the three months ended March 31, 2014 was $13,500. Net cash flows provided by financing activities for the three months ended March 31, 2013 was $27,500, which consisted entirely of proceeds of convertible notes issued to Asher Enterprises,Inc.

Commitments

Convertible Notes

As of December 31, 2013 the company had face value of convertible notes outstanding of $39,798, compared to $54,135 as of March 31,2014.

Cash Payments and Exploration Expenditures

Our obligations to make cash payments and incur exploration expenditures in connection with our acquisition of the Boulder Hill Project and the South Idaho Silver Project are described above in Part II of this Quarterly Report on Form 10-Q. These expenditures of property payments and exploration are required to maintain our mineral property interests. We have elected to not pay claim fees related to the South Idaho Silver project and have informed the owner Castle Creek Silver that the Company wishes to re-negotiate the terms of the existing mineral property agreements. We also have forecast expenditures on Montana and Croatia for exploration and consulting.

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

Going Concern

We have incurred an accumulated deficit for the period from inception on September 5, 1997 to March 31, 2014 of $19,998,413 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our interim consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the years ended December 31, 2013 and December 31,2012. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company during the quarter ending Mach 31, 2014 issued a total of 115,600,000 shares valued at $5,780, in settlement of convertible notes payable.

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

First Colombia Gold Corp.

Date: May 20, 2014	By: /s/ Piero Sutti-Keyser Piero Sutti-Keyser Title : Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2014	By: /s/ Gilberto Zapata Gilberto Zapata Title: Chief Financial Officer (Principal Accounting Officer)