Form 10-Q/A
period 2014-03-31
FIRST COLOMBIA GOLD CORP.
filed 2014-05-29
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q/A
(Amendment No. 1)
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

Explanatory Note

The purpose of this Amendment No. 1 to First Colombia Gold Corp.’s Annual Report on Form 10-Q for the three month ending March  31, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2014, is to furnish Amended Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T. Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS *	XBRL Instance Document	X
101 SCH *	XBRL Taxonomy Extension Schema Document	X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document	X
101 LAB *	XBRL Extension Labels Linkbase Document	X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Filed as an exhibit to the original Form 10-Q for the quarter ended March 31, 2013, filed May 15, 2014.
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

First Colombia Gold Corp.

Date: May 29, 2014	By: /s/ Piero Sutti-Keyser Piero Sutti-Keyser Title : Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2014	By: /s/ Gilberto Zapata Gilberto Zapata Title: Chief Financial Officer (Principal Accounting Officer)