Form 10-Q
period 2014-06-30
FIRST COLOMBIA GOLD CORP.
filed 2014-08-19
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51203
First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6000 Poplar Avenue , Suite 250, Memphis , TN 34119 (Address of principal executive offices)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 18, 2014

Common Stock, $0.00001 par value	158,476,833

PART I - FINANCIAL INFORMATION

Item 1.    Interim Consolidated Financial Statements

Our unaudited interim condensed consolidated financial statements included in this Form 10-Q as of June 30, 2014 are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

F-2	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013.

F-3	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013.

F-4	Notes to Condensed Consolidated Financial Statements.

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	30 June	31 December
	2014	2013
	(Unaudited)
	$	$

Assets
Current Assets
Cash and cash equivalents	$491	$-
Prepaid expenses	1,645	1,145
Accounts Receivable	-	16,500
Total current assets	2,136	17,645

Property and Equipment	3,232	4,113

Total Assets	$5,368	$21,758

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$180,780	$218,260
Accounts payable, related parties	5,200	38,346
Accrued interest	26,349	12,595
Convertible notes payable, net of discounts of $64,150 and $38,697, respectively	81,201	39,798
Notes Payable	23,000	-
Advances - related parties	29,550	-
Current portion of long term notes payable	90,000	-
Derivative liabilities	394,157	671,998
Total Current Liabilities	830,237	980,998

Long term notes payable	151,100	241,100

Total Liabilities	981,337	1,222,098

Liabilities and Stockholders' Deficit
Stockholders' Deficit
Preferred Stock
Blank check preferred stock, par value $0, 116,818,182 shares authorized,
0 shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Series A convertible preferred stock, par value $.001, 50,000,000 shares authorized, 47,068,500 and 47,568,500 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	47,069	47,569
Series B convertible preferred stock, par value $.001, 33,181,818 shares authorized, 2,000,000 and 0 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	2,000	-
Common Stock
Par value $,00001, 4,000,000,000 shares authorized, 30,799,024 and
1,168,029 shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	308	12
Additional paid-in capital	20,085,155	18,964,770
Accumulated deficit	(21,110,501)	(20,212,689)

Total Stockholders' Deficit	(975,969)	(1,200,340)

Total liabilities and stockholders' deficit	$5,368	$21,758

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the	For the
	three month	three month	six month	six month
	period ended	period ended	period ended	period ended
	30 June	30 June	30 June	30 June
	2014	2013	2014	2013
	$	$	$	$

Expenses		(restated)		(restated)
Depreciation and amortization	440	440	881	881
General and administrative	921,994	46,666	947,613	97,510
Impairment loss on mineral properties	-	-	-	36,650
Mineral property exploration expenditures	24,750	16,500	27,250	29,500
Total Operating Expense	947,184	63,606	975,744	164,541

Loss from operations	(947,184)	(63,606)	(975,744)	(164,541)

Other Income/(Expense)
Gain on debt extinguishment	17,253	-	17,253	45,357
Interest expense	(428,008)	(93,058)	(468,627)	(173,094)
Gain/(Loss) on derivative liabilities	245,851	(248,869)	529,306	(66,533)
Total Other Income/(Expense)	(164,904)	(341,927)	77,932	(194,270)

Net loss	(1,112,088)	(405,533)	(897,812)	(358,811)

Loss per common share - basic and diluted	(0.09)	(1.17)	(0.13)	(1.30)

Weighted average shares outstanding of common - basic and diluted	12,346,349	346,735	6,815,668	275,890

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the	For the
	six month	six month
	period ended	period ended
	30 June	30 June
	2014	2013
	$	$
Cash Flows Used in Operating Activities:		(restated)

Net Income (Loss)	(897,812)	(358,811)
Adjustments to reconcile net loss with net cash used in operating activities:
Amortization	881	881
Debt discount amortization and origination interest	454,874	167,655
Gain on extinguishment of debt	(17,253)	(45,357)
Gain/(Loss) on derivative liabilities	(529,306)	66,533
Stock issued for services	804,501	-
Write-down of mineral property interests	-	36,650
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	16,000	27,500
Increase (decrease) in accounts payable - related parties	16,282
Increase (decrease) in accounts payable and accrued liabilities	14,274	49,099

Net Cash used in Operating Activities	(137,559)	(55,850)

Net Cash Used In Investing Activities
Mineral property acquisition	-	(4,150)

Net Cash Used In Investing Activities	-	(4,150)

Cash Flows From Financing Activities:
Proceeds from notes payable	138,050	60,000
Cost of repurchase of common stock	-	-
Warrants excercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	138,050	60,000

Net Increase (Decrease) in Cash	491	-

Cash at Beginning of Period	-	-

Cash at End of Period	491	-

Supplemental disclosure of noncash investing and financing activities:

Common shares issued upon conversion of promissory notes	42,433	169,499
Common shares issued for settlement of accounts payable	43,432	-
Preferred shares issued for settlement of accounts payable	28,000	104,650

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

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

The Company’s consolidated financial statements as at 30 June 2014 and the three and six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $897,812 for the six months ended 30 June 2014 (2013– Net loss of $358,811) and has a working capital deficit of $828,101 at 30 June 2014 (31 December 2013 – $963,353), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by Asher Enterprises, Inc. (“Asher”), and in the quarter ending June 30,2014 the Company secured advances and loans from a third party, and a company controlled by an officer. If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

If the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist solely of normal recurring adjustments. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these condensed consolidated financial statements.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006 and the results of Beardmore Holdings, Inc. (“Beardmore”), a company incorporated under the laws of Panama, to the date of disposal on 21 September 2011. All inter-company balances and transactions have been eliminated in these condensed consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 June 2014 and as at 31 December 2013, the Company had $491 and $0 in cash and cash equivalents.

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

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

As of the date of these condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive. As of June 30, 2014 and June 30, 2013, the Company had 127,718,741 and 95,707,680 potential common shares, from its convertible debt and convertible preferred stock.

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 for the three months ended June 30, 2014 and 2013, respectively.

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 June 2014 and 31 December 2013, the Company did not have any asset retirement obligations.

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

 Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of June 30, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

3. Mineral Property Interests

Boulder Hill Project

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Boulder Hill Mines Inc., an Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”).
During the year ended 31 December 2013, the Company decided to cancel the portion of the Boulder Hill project involving the state lease, and is in the process of re-staking unpatented mining claims. During the six month period ended 30 June 2014 the Company spent $1,250 in consulting fees related to preparation for the re-staking ($0 exploration costs during six month period ended 30 June 2013).

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
The Company is currently in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek, or determining to re-stake the mining claims. During 2013, the Company recorded a provision for write-down of mineral property interests of in the amount of $36,650 related to the South Idaho Property. During the six month period ended 30 June 2014, the Company paid $1,250 for a review and update of its database in preparation of re-staking (no exploration costs were incurred during the six month period ended 30 June 2013).

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

Skip Silver Prospect

The Company owns two unpatented mining claims covering approximately forty acres in central Montana.

4. Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value $

As of June 30, 2014 :
Furniture, computer and office equipment	47,433	44,201	3,232
As of December 31, 2013 : Furniture, computer and office equipment	47,433	43,320	4,113

During the period ending June 30, 2014 total additions to property and equipment were $Nil.

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .01% to .10%; Dividend rate of 0%; and, historical volatility rates ranging from 353.55% to 852.32%. Based on this calculation, the Company recorded a derivative liability of $97,733, and loss on derivative liability of $174,610. The Company also recorded a debt discount of $32,500 (to be amortized over the term of the debt). During the six month periods ended 30 June 2014 and 2013, the Company recorded a related gain on derivative liability of $30,933 and $67,164, respectively.

During the six month periods ended 30 June 2014 and 2013, the Company recorded interest expense of $23,645 and $72,949, respectively, of which $3,637 and $7,274, respectively, related to the amortization of debt discount. Additionally, as the Company went into default on this note agreement, they were required to record a default penalty of $16,899 on 31 January 2014. This amount increased interest expense and the principal amount due on the convertible note.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

During the six month periods ended 30 June 2014 and 2013, the Company issued 8,026,412 and 0 common shares, respectively, for the conversion of $42,435 in debt related to Asher #6.

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of 0.07%; Dividend rate of 0%; and, historical volatility rates ranging from 248,45% to 267,73%. Based on this calculation, the Company recorded a derivative liability of $25,224 and a loss on derivative liability of $87,273. The Company also recorded a debt discount of $12,995 (to be amortized over the term of the debt). During the six month periods ended 30 June 2014 and 2013, the Company recorded a related gain on derivative liability of $57,488 and $0, respectively.

During the six month periods ended 30 June 2014 and 2013, the Company recorded interest expense of $14,047 and $0, respectively, of which $6,192 and $0, respectively, related to the amortization of debt discount. Additionally, as the Company went into default on this note agreement, they were required to record a default penalty of $6,892 on 12 May 2014. This amount increased interest expense and the principal amount due on the convertible note.

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of .12%; Dividend rate of 0%; and, historical volatility rates ranging from 412.87% to 425.91%. Based on this calculation, the Company recorded a derivative liability of $62,095, and loss on derivative liability of $81,235. The Company also recorded a debt discount of $16,500 (to be amortized over the term of the debt). During the six month periods ended 30 June 2014 and 2013, the Company recorded a related gain on derivative liability of $98,564 and $0, respectively.

During the six month periods ended 30 June 2014 and 2013, the Company recorded interest expense of $11,515 and $0, respectively, of which $10,860 and $0, respectively, related to the amortization of debt discount.

On 24 December 2013, the Company issued a convertible note to Asher in the amount of $16,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 30 August 2014 (the “Asher Note #9”). Any amount of principal or interest amount not paid on 30 September 2014 (the “Default Amount #9”) shall bear interest of 22% per annum commencing on 30 September 2014 to the date the amount is paid.

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .09% to .10%; Dividend rate of 0%; and, historical volatility rates ranging from 283.69% to 461.93%. Based on this calculation, the Company recorded a derivative liability of $180,020, and gain on derivative liability of $36,192. The Company also recorded a debt discount of $16,500 (to be amortized over the term of the debt).  During the six month periods ended 30 June 2014 and 2013, the Company recorded a related gain on derivative liability of $99,396 and $0, respectively.

During the six month periods ended 30 June 2014 and 2013, the Company recorded interest expense of $11,321 and $0, respectively, of which $10,666 and $0, respectively, related to the amortization of debt discount.

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

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

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .09% to .10%; Dividend rate of 0%; and, historical volatility rates ranging from 283.69% to 461.93%. Based on this calculation, the Company recorded a derivative liability of $29,224. The Company also recorded a debt discount of $13,500 (to be amortized over the term of the debt). During the six month periods ended 30 June 2014 and 2013, the Company recorded a related loss on derivative liability of $6,638 and $0, respectively.

During the six month periods ended 30 June 2014 and 2013, the Company recorded interest expense of $22,617 and $0, respectively, of which $15,731 and $0, respectively, related to origination interest, and $6,522 and $0, respectively, related to the amortization of debt discount.

On 1 April 2014, the Company issued a convertible note to a private party (“Sergio #1) in the amount of $35,000, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 31 December 2014 (the “Sergio Note #1”). Any amount of principal or interest amount not paid on 31 December 2014 (the “Default Amount #10”) shall bear interest of 22% per annum commencing on 31 December 2014, to the date the amount is paid.

Sergio has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 1 February 2015 at a conversion price equal to 50% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Sergio Note #1 contains a provision limiting the number of shares of common stock into which the Sergio Note #1 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the Sergio #1 may be waived by Sergio upon 61 days’ prior notice. The Company has a right of prepayment of the Sergio Note #1 anytime from the date of the Sergio Note #1 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the Sergio Note #1 based on the date of prepayment.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .07% to .09%; Dividend rate of 0%; and, historical volatility rates ranging from 502.92% to 993.98%. Based on this calculation, the Company recorded a derivative liability of $207,643. The Company also recorded a debt discount of $35,000 (to be amortized over the term of the debt). During the six month periods ended 30 June 2014 and 2013, the Company recorded a related gain on derivative liability of $124,535 and $0, respectively.

During the six month periods ended 30 June 2014 and 2013, the Company recorded interest expense of $184,829 and $0, respectively, of which $172,643 and $0, respectively, related to origination interest and $11,496 and $0, respectively, related to the amortization of debt discount.

On 11 April 2014, the Company issued a convertible note to KBM in the amount of $37,000, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 14 January 2015 (the “KBM #1”). Any amount of principal or interest amount not paid on 14 January 2015 shall bear interest of 22% per annum commencing on 15 January 2015, to the date the amount is paid.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

KBM has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance up to the later of 14 January 2015 or the date the default interest is paid, at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The KBM #1 contains a provision limiting the number of shares of common stock into which the KBM #1 is convertible to 4.99% of the outstanding shares of the Company’s common stock. However, the provision in the KBM #1 may be waived by KBM upon 61 days’ prior notice. The Company has a right of prepayment of the KBM #1 anytime from the date of the KBM #1 until 180 days thereafter, subject to a prepayment penalty in the amount of 140% to 150% of the outstanding principal and interest of the KBM #1 based on the date of prepayment.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .07% to .09%; Dividend rate of 0%; and, historical volatility rates ranging from 505.40% to 987.93%. Based on this calculation, the Company recorded a derivative liability of $219,669. The Company also recorded a debt discount of $37,000 (to be amortized over the term of the debt). During the six month periods ended 30 June 2014 and 2013, the Company recorded a related gain on derivative liability of $97,418 and $0, respectively.

During the six month periods ended 30 June 2014 and 2013, the Company recorded interest expense of $183,317 and $0, respectively, of which $182,669 and $0, respectively, related to origination interest and $10,647 and $0, respectively, related to the amortization of debt discount.

The following is the summary of convertible promissory notes that are issued and outstanding as at 30 June 2014 and as at 31 December 2013:

Principal	2014	2013

Asher Note #6	6,964	32,500
Asher Note #7	19,887	12,995
Asher Note #8	16,500	16,500
Asher Note #9	16,500	-
Asher Note#10	13,500	-
Sergio #1	35,000	-
Asher Note #11	37,000	-
Total	145,351	61,995
Unamortized Discount	(64,150)	(38,697)
Convertible notes payable, net	81,201	39,978

6. Related Party Transactions

During the periods ended 30 June 2014 and 2013, the Company paid or accrued $15,500 and 20,500 for management fees to officers and directors of the Company. Additionally, 20,000,000 shares of common stock were issued to officers and directors for services rendered, valued at $800,000 using the quoted market price of the stock.

During the year ended 31 December 2013 the Company settled $23,200 in liabilities accrued to officers and directors through the issuance of Preferred A convertible stock.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

During the six month period ended 30 June 2014 the Company settled $20,000 in liabilities accrued to officers and directors through the issuance of 2,000,000 shares of Preferred B convertible stock. The stock was valued on an “if-converted” basis using the quoted price of the Company’s common stock. This method generated a fair value of $28,000. Therefore, $8,000 was recorded as a contribution to additional paid-in capital. Also, during the six month period ended 30 June 2014, the Company issued 236,111 shares of common stock to settle accounts payable with officers and directors, valued at $19,433 using the quoted market price of the stock.

During the period ended 30 June 2014 the Company borrowed $29,550 from a company controlled by its CEO. These amounts are classified as advances from related parties on the balance sheet.

7. Stockholders’ Deficit

Authorized

The total authorized capital consists of

●	4,000,000,000 common shares with par value of $0.00001

●	116,818,182 blank check preferred shares with no par value

● ●	50,000,000 designated class A preferred shares with par value of $0.001 33,181,818 designated class B preferred shares with par value of $0.001

Issued and outstanding

Common Stock

On 3 January 2014, the Company effected a 500 to 1 reverse split of its common stock. All share references in these condensed consolidated financial statements have been retroactively adjusted for this split.

During the six month period ended 30 June 2014, the Company issued 8,026,412 common shares upon the conversion of debt; 1,000,000 common shares upon the conversion of Series A Preferred stock; 20,000,000 shares of stock for services provided (valued at $800,000), 156,250 shares of common stock for exploration expense (valued at $4,500), and 458,333 shares of common stock to settle accounts payable (valued at $43,433).

During the six month period ended 30 June 2013, the Company issued 215,841 common shares upon the conversion of debt.

On 23 January 2013, the Company amended its number of authorized shares of common stock and the related par value from 200,000,000 to 850,000,000 subsequent to the approval of the Board of Directors and the holders of a majority of the outstanding shares of the common stock and class A Preferred Convertible stock.

Preferred Stock

Preferred A

On November 15, 2012, the Company filed a Certificate of Designation for its Class Series A Preferred Convertible Stock with the Secretary of State of Nevada designating 50,000,000 shares of its authorized Preferred Stock as Class A Preferred Convertible Stock. The Class A Preferred Shares have a par value of $.001 per share. The Class A Preferred Shares are convertible into shares of the Company’s common stock at a rate of 1 preferred share equals 2 common shares. In addition, the Class A Preferred Shares rank senior to the Company’s common stock. The Class A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote. One Class A Preferred Shares is the voting equivalent of two common shares. The Company has the right, at its discretion, to redeem the Class A Preferred shares at a price of $.01 per share.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

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

During the six month period ended 30 June 2014 certain Preferred A shareholders converted 500,000 Preferred A shares to 1,000,000 common shares.

Preferred B

On 13 December 2013, the Company designated 33,181,818 of the 200,000,000 authorized preferred shares as class B preferred shares with a par value of $0.001 per share. The conversion price for each class B preferred share is $.01 divided by the average 5 days closing price of the Company’s common stock, and is convertible at the option of the holder. On January 20, 2014, the Company issued 2,000,000 shares of series B preferred convertible stock to 2 directors to extinguish accounts payable of $20,000. The if-converted value of these shares (based on the closing price of the Company’s common stock on January 20, 2014) was $28,000. Therefore, the Company has recorded $8,000 as a reduction to additional paid-in capital.

Stock options

The following stock options are outstanding as at 30 June 2014:

	Number of options	Exercise price	Remaining life (years)

Options	75,000	0.15	8.34

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

The following is a summary of stock option activity during the six month period ended 30 June 2014:

	Number of stock options	Weighted average exercise price $

Outstanding and exercisable at 1 January 2014	75,000	0.15
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at 30 June 2014	75,000	0.15

Weighted average fair value of options granted during the period	-	-

Weighted average fair value of options granted during the period	-	0.00

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

The aggregate intrinsic value of options outstanding and exercisable at 30 June 2014 was $nil.

8. Commitments and Contingencies

The Company is committed to making repayments related to the convertible promissory notes payable.

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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2014, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2014	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$394,157	$-	$394,157	$-

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2013, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2013	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$671,998	$-	$671,998	$-

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

As of 30 June 2014 the carrying amounts of amounts receivable and accounts payable and accrued liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $963,353 at 31 December 2013, and $828,101 at 30 June 2014, but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

10. Other receivable

As of 31 December 2013, the Company has recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after period end.

11. Restatement

The Company has identified that its 30 June 2013 statements of operations (three and six months ended) and cash flows (six months ended) needed to be restated due to its requirement to record and record and remeasure derivative liabilities associated with its convertible debt. See the restatement adjustments below.

For the three months ended 30 June 2013

Statement of Operations

	As originally reported	Adjustments	Restated

Interest expense	$35,465	$57,593	$93,058
Loss on derivative liabilities	$0	$248,869	$248,869
Net loss	$135,721	$269,812	$405,533
Net loss per share	$.00	$1.17	$1,17

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

For the six months ended 30 June 2013
Statement of Operations

	As originally reported	Adjustments	Restated

Interest expense	$57,694	$118,400	$173,094
Loss on derivative liabilities	$0	$66,533	$66,533
Net loss	$176,878	$181,933	$358,811
Net loss per share	$.00	$1.30	$1.30

Statement of Cash Flows

	As originally reported	Adjustments	Restated

Net loss	$176,878	$181,933	$358,811
Debt discount amortization and origination interest	$881	$166,774	167,655
Loss on derivative liabilities	$0	$66,533	66,533
Net cash used in operating activities	$55,837	$13	55,850

12. Notes Payable

As of 30 June 2014, the following notes payable were outstanding:

Note Issuance Date          Note Maturity Date              Interest Rate                             $

June 30, 2013                      June 29, 2015                         5.0%                                      90,000
August 20, 2013                August 19, 2015                    5.0%                                      43,000
September 30, 2013           September 29, 2015               5.0%                                      68,100
December 30, 2013            December 30, 2015                5.0%                                      40,000
May 15, 2014                     August 13, 2014                    10.0%                                    23,000
May 2, 2014                       July 31, 2014                          10.0%                                    23,550
June 17, 2014                     September 15, 2014               10.0%                                      6,000

Total Notes Payable                                                                                                       293,650
Less : Current portion of long term debt                                                                     (90,000)
Less: Short term debt                                                                                                      (52,550)
Total : Long Term Portion                                                                                              151,100

For the six months ended, and as of 30 June 2014, total interest expense and accrued interest for the above notes payable were $6,670 and $10,580, respectively. No related interest expense or accrued interest as of 30 June 2013.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2014

13. Subsequent Events

On July 17, 2014, the Company issued 1,408,333 common shares upon the conversion of $4,225 in Asher debt.

The Company issued 100,000,000 shares of restricted common stock to its CEO on July 9,2014, for services provided.

The Company issued 10,000,000 shares of restricted common stock in connection with a Purchase and Sale Agreement entered into on July 15, 2014. The purchase price was 10,000,000 shares valued at $80,000, which is based on the quoted value of the Company’s stock on that date. The Company acquired land, furniture and fixtures, computer equipment, vehicles, other equipment, and disposal well leases.

The Company on August 7, 2014 reached an agreement with a convertible note holder to settle all notes outstanding to the note holder issued prior to April 1, 2014, by August 13, 2014 in an amount of $110,000, and for the Company to have the right to settle an additional $74,500 without interest or premium in cash by September 12, 2014.

The Company’s Board of Directors on August 17, 2014 elected to increase the authorized shares of common stock to 4,000,000,000 shares.

During July 2014, the Company received advances from a third party in the amount of $28,500. These advances carry no terms and are payable on demand.

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
●
risk that we are not able to meet the requirements of agreements under which we may have any cash payments to on the option or any exploration obligations that we have regarding these properties, which could result in the loss of our right to exercise these options to acquire certain mining, oil mineral rights underlying these properties; or loan guarantees that Company is obligated for;

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

The Company announced a Letter of Intent, which was finalized on July 15, 2014. This resulted in the Company acquiring various personal property including transportation and drilling equipment, land and buildings, and other assets including interests in oil wells and leases.

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the “Effective Date”), we entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with a private corporation. (“Castle Creek”), an Idaho corporation, and a private individual (‘Ebisch”). Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the “Option Agreement”), for Castle Creek’s option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #’s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho, (hereinafter together with any form of successor or substitute mineral tenure called the “South Idaho Silver Project”). Pursuant to the terms of the Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Option Agreement. As consideration for the Assignment Agreement, we issued Castle Creek 1,000,000 restricted shares of our common stock and are obligated to pay Castle Creek $50,000 in cash within twelve (12) months of the Effective Date, which is December 7, 2012, and Castle Creek will be entitled to a 1% net smelter return (“NSR”) from any ore produced from the South Idaho Silver Project. At any time from the Effective Date, we have the right to acquire the 1% NSR payable to Castle Creek for $250,000.

We received a waiver on the payments of $2,500 to Castle Creek, making it due on March 31, 2013.

The Assignment Agreement included customary representations and warranties. Under the terms of the Assignment Agreement, Castle Creek and Ebisch have agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Castle Creek or Ebisch in the Assignment Agreement and for any breaches of any representations, warranties, obligations, terms or covenants of either Castle Creek or Ebisch under or pursuant to the Option Agreement.

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we would have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

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

The Company (see below) has prior to September 30, 2014, to either re-negotiate the agreement under similar terms outlined above and below, or to utilize the database of exploration information developed to target through re-staking a  more favorable land position.

The Option Agreement provided that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

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

In addition to the foregoing cash payments, exploration expenditures and filing fees, we would have been  responsible for the following, in order to maintain our interest in the South Idaho Silver Project:

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

The Company is currently in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek, or determining to re-stake the mining claims. During 2013, the Company recorded a provision for write-down of mineral property interests of in the amount of $36,650 related to the South Idaho Property. During the six month period ended 30 June 2014, the Company paid $1,250 for a review and update of its database in preparation of re-staking (no exploration costs were incurred during the six month period ended 30 June 2013).

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

Property Description and Location

The general location of the South Idaho Silver Project is identified on the map below:

Location, Area, and Type of Mineral Tenure

The South Idaho Silver Project lies about 49 miles south of Boise, Idaho on the flanks of the Snake River Plain, a vast graben-like physiographic region. The South Idaho Silver Project lies in Sections 14 and 15, Township 6 South, Range 1 West, Boise Meridian, Owyhee County, Idaho. Mineral rights were held by eight federal unpatented lode mining clams. These cover approximately 160 acres (65 hectares).

PROPERTY CORNER COORDINATES- UTM NAD 27 CONUS

NORTHING	EASTING

4750115	545650
4750115	546100
4749755	546100
4749755	547000
4749215	547000
4749215	546550
4749125	546550
4749125	546370
4749575	546370
4749575	545650

The eight unpatented mining claims are numbered PB 7 (IMC # 196852), PB 9 (IMC # 196854), PB 11 (IMC # 196856), PB 12 (IMC # 196857), PB 23 (IMC # 196866), PB 25 (IMC # 196867), PB 27 (IMC # 196868), and PB 29 (IMC # 196869). These were claims explored under the prior agreement, and remain in the Company’s target area it is considering for potential re-staking.

Our ability to explore and mine the South Idaho Silver Project depends on the validity of title to the South Idaho Silver Project that the Company may acquire an interest in. The South Idaho Silver Project consists of unpatented mining claims. Maintenance of rights to unpatented mining claims contain certain requirements including sufficiency of mineral discovery, proper posting and marking of boundaries, failure to meet statutory guidelines, assessment work and possible conflicts with other claims.

We are including the information in this filing on the project though are prior agreements are no longer in force as a key objective of the Company is to  r-stake a claim position in the area, and Company believes that its experience in the area may be of significant benefit to the Company in the future.

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

On the South Idaho Silver Project, several areas of structural intersections should be evaluated using electrical geophysical methods. These should be followed-up by drilling to test for any depth extension of the mineralization. An itemized budget for this work is shown below:

Proposed Budget

Geologist	$45,000
Geotech	$20,000
Geophysics	$25,000
Field Expenses	$10,000
Lease Payments	$25,000
Bond	$10,000
Site Prep/Reclamation	$10,000
Water Truck	$18,000
Assays	$25,000
Drilling (1,200 meters @ $135/meter)	$162,000

TOTAL	$350,000

. While the Company has determined it will re-stake the mining claims in a more geologically advantageous area, the forecast budget remains the same as the same tasks are required, and the Company will consider working under the past agreement with the Ebisch interests provided either cash is available, or short term cash requirements are modified.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of any planned exploration program is dependent on our ability to secure sufficient financing. We can provide no assurance that we will secure sufficient financing. In the absence of such financing, we will not be able to pursue our planned exploration program. If we are unable to raise additional capital within the next twelve months, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. We may consider entering into a joint venture arrangement to provide the required funding to explore the South Idaho Silver Project. We have not undertaken efforts to locate a joint venture participant and there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the South Idaho Silver Project.

In 2012 we completed our review and compilation of historical documents, and have revised our exploration plan as noted above to two different phases splitting up the forecast drilling program. In 2013 our efforts focused on reviewing the required permits and land position of our claims, and it was determined that the Company should re-stake the claims to claim a more advantageous claim position. We did not re-stake the claims in the quarter ending June 30, 2014 due to our financial condition, and plans to re-stake in the subsequent quarter will depend on our financial status.

Boulder Hill Project

Purchase and Sale Agreement of Unpatented Mining Claims

On December 16, 2011, we entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Boulder Hill Mines Inc., an Idaho corporation (“Boulder Hill”) relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”). As consideration for the Boulder Hill Claims, we issued Boulder Hill 1,000 (500,000 pre-reverse )restricted shares of our common stock, are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.

We received a waiver of the $25,000 cash payment requirement, such payment was due in May 2013,and the Company was unable to make this payment, The Company has been in discussions with Boulder Hill in reference to the overall project, and plans in 2014 to re-stake the claims in a more favorable location, .

The Purchase Agreement included customary representations and warranties. Under the terms of the Purchase Agreement, Boulder Hill has agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill in the Purchase Agreement. The Company has been unable to make the required payments.

Assignment and Assumption of Lease Agreement

On December 16, 2011 (the “Effective Date”), we entered into an Assignment and Assumption Agreement (“Boulder Hill Assignment Agreement”) with Boulder Hill, and a private individual (“Ebisch”). Boulder Hill and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2008, as amended on August 1, 2011 (the “ Boulder Hill Option Agreement”) which granted to Boulder Hill an option to acquire an undivided 100% of the right, title and interest of Ebisch in and to that certain Montana State Metal ferrous Gold Lease M-1974-06 dated August 21,2006 he entered into with the State of Montana (the “Montana Gold Lease”) under which Ebisch was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on property situated in Lincoln County, Montana. The Montana Gold Lease is for a ten (10) year term and is subject to the 5% net smelter return due to the State of Montana. Pursuant to the terms of the Boulder Hill Assignment Agreement, Boulder Hill transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Boulder Hill Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Boulder Hill Option Agreement. As consideration for the Boulder Hill Assignment Agreement, we issued Boulder Hill 1,000 (500,000 pre reverse) restricted shares of our common stock and are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, waived until May 2013, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.

The Boulder Hill Option Agreement provided that the cash payments payable to Ebisch should be made according to the following schedule:

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

Location

The general location of the Boulder Hill is identified on the map below:

The Boulder Hill Project consists of approximately 60 acres comprised of three unpatented mining claims (the “Claims”) and an option to acquire certain rights under a contiguous lease with the State of Montana (Montana State Metalliferrous Gold Lease M-1974-06, the “Montana Gold Lease”) of approximately 114 acres located in Lincoln County, Montana. The property underlying the Claims and Montana Gold Lease lie in Township 29 North, Range 27 West, Montana Principal Meridian. The State lease is no longer in force.

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

This exploration plan may change or be terminated depending on the results from each stage of exploration.. The Company is re-evaluating the proposed budget in light of its decision to not pursue the State Lease further ,and abandon interests in the previous unpatented mining claims in the area, but to focus on re-staking unpatented mining claims in the area, which the Company believes may reduce the above exploration budget by ten percent. The above exploration plan would be spread out over three years if implemented, but represents the Company’s best estimate of what is required to advance the project.

Montana

The Company conducted reconnaissance exploration in Jefferson County, Montana. This included reviewing historical data, and field site visits to areas of interest. These efforts are designed initially from surface examination to identify properties with geological characteristics that indicate further exploration and potential acquisition may be warranted.

We  acquired the Skip claims in Montana in 2013  through right of location. The Skip project is considered an early-stage silver exploration project, and we are seeking either a JV partner, or to develop an exploration plan for 2014. The project has no indicated reserves.We intend to focus primarily on the Nile Mine project.

Memorandum of Understanding to Earn-Interest in the Nile Mine Project

On May 1, 2013, the Company with GMRV, a branch of 4uX, LLC, a private Montana company (“GMRV”) entered into a Memorandum of Understanding (“MOU”) to enter into a Definitive Agreement within 180 days for the Company to earn a fifty percent interest in the Nile Mine project. The Company has not entered into a final and definitive agreement at this time.  In May 2014 GMRV waived 2013 cash payments in exchange for an agreed upon payments by June and September 30 of 2013, respectivey, and provided additional time for preparation and implementation of a definitive agreement.

Land Status

The project is owned/controlled by GMRV and private interests. The Company signed a Memorandum of Understanding (“MOU”) on the project effective May 1, 2013 containing the following terms and conditions for the Company to earn a 50% interest in the project:

Paying within 180 days of the signing of this MOU $2,500 which will be payable in cash or the issuance of restricted shares of the Company at the market bid price, or the equivalent in restricted preferred shares of the Company, subject to an subscription agreement signed by GMRV acceptable to the Company. The Company has agreed to an initial work commitment of $5,000 in 2013, and upon mutual agreement of an exploration plan for 2014, an increased work commitment of at least $10,000 for 2014.As described above this understanding has been extended eliminating cash payments during the extension period  and instead the Company may make cash payments or in restricted common stock. The Company during the quarter met the $5,000 commitment through the issuance of restricted stock and prior cash payments.

The Company agreed that work commitment will include the consulting services that will be provided by GMRV. The parties in good faith agree to enter into a definitive agreement with duration of 10 years, with a work commitment for this period of $250,000 and annual minimum advance royalty payments of $5,000 per year in cash, common shares, or preferred shares, at First Colombia’s option, for First Colombia to earn a 50% interest in the project. Should a mutually agreed upon definitive agreement not be agreed on and implemented within the effective date of this agreement, the payment referred to above shall be non-refundable. As above this requirement is temporarily waived.

On the effective Date: May 1, 2013, The Company was responsible for all property maintenance fees, estimated not to exceed $500 annually at the current BLM Maintenance Fee rate.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the MOU, previously filed on the Form 8-K and is incorporated herein by reference.

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

Exploration Plans

We are in discussions with GMRV for an initial exploration plan involving surface sampling, road building and other rehabilitation work to improve underground access, and possible bulk sampling. We estimate this plan would cost between $5,000 to $25,000, and provided funding is available, we plan to embark on this plan in the summer of 2014. During the quarter surface samples were taken of the property and are awaiting assay. The Company in $5,000 charges related to the implementation of the MOU agreement.

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

We have retained an experienced professional mine engineer, Frank Delzer, as VP Mining to review our current, past and potential projects to guide our mining division.

Other Geographic Locations

We are also considering further geographic locations for exploration projects including Mexico and Europe. This activity consists primarily of reviewing historical data to determine potential areas of interest, to be followed by a determination for requirements and potential for acquiring mineral property interest. These activities may not lead to future acquisitions absent future financing under terms deemed acceptable to, if any such financing is available, and determining properties that management believes are properties of merit to add to our portfolio of mineral interests. The Company has retained consulting assistance in south Eastern Europe, and we forecast consulting expenditures of $5,000 to $15,000 in 2014.

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

Oil and Gas Interests and Energy Division

The Company during the quarter appointed a CEO and Director with experience in the energy sector, and began due diligence on acquiring oil assets in Kentucky with an objective of building assets and cash flow in this sector providing suitable acquisitions are both identified and feasible for the Company to acquire.

The Company is currently evaluating several potential reserves, both with the prospect of addition, and also with the prospect of exploiting these potential assets.  The Company has acquired additional expertise in anticipation of this additional direction.  The Company believes it has identified promising assets for acquisition ( see “Letter of Intent”) below, although the Company’s financial results do not  reflect this, and this is to be an addition to the Company’s business plan, and has necessitated acquiring additional skills, which the Company expects to be either hired directly, or engaged on a consulting basis, as needed.  It is anticipated that this additional direction will be aggressively pursued.

The Company on signed a Letter of Intent in July 2014 with private parties to acquire certain oil and gas assets including working interest in oil leases, transportation and drilling equipment, land and buildings.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenues

We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of $947,184 for the three months ended June 30, 2014, compared to operating expenses of $63,606 for the three months ended June 30, 2013. The increase in operating expenses for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily a result of an increase in management compensation.

Other Income/Expense

We incurred interest of $428,008 for the three months ended June 30, 2014, as compared to $93,058 for the three months ended June 30, 2013. The increase is mainly due to an increase in origination interest associated with the initial recording of derivative liabilities.

The Company recorded gain on derivative liabilities of $245,851 for the three months ended June 30,2014 compared to a loss on derivative liabilities of $248,869 for the corresponding period ending June 30,2013. The derivative liability is remeasured quarterly.

Net Income (Loss)

As a result of the above, for the three months ended June 30, 2014, we reported a net loss of $1,112,088. For the three months ended June 30, 2013, we reported a net loss of $405,533.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Revenues
We have not generated any revenues from our operations since our inception and we do not expect to generate revenues in the near future, due to the exploratory nature of operations at this time.

Operating Expenses

We reported operating expenses in the amount of 975,744 for the six months ended June 30, 2014, compared to operating expenses of $164,541 for the six months ended June 30, 2013. The increase in operating expenses for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily a result of an increase in management compensation.

Other Items

We incurred interest of $468,627 for the six months ended June 30, 2014, as compared to $173,094 for the six months ended June 30, 2013. The increase is mainly due to an increase in origination interest associated with the initial recording of derivative liabilities.

The Company recorded gain on derivative liabilities of $529,306 for the six months ended June 30,2014 compared  to a loss on derivative liabilities of $66,533 for the corresponding period ending June 30,2013. The derivative liability is remeasured quarterly.

Net Income (Loss)

As a result of the above, for the six months ended June 30, 2014, we reported a net loss of $897,812. For the six months ended June 30, 2013, we reported a net loss of $358,811.

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $491, compared to $0 at December 31, 2013.  At June 30, 2014, we had a working capital deficit of $828,101, compared to a working capital deficit of $963,353 at December 31, 2013. This reduction in our working capital deficit of $135,252 resulted primarily from the gain on the derivative liability in the quarter, and a decline in accounts payable.

Our present capital resources are insufficient to commence and sustain any planned exploration activity. Our current cash on hand is insufficient to be able to make all cash payments that we estimate would be required in connection with  mineral exploration plans and proposed plan of exploration anticipates that we would have incurred aggregate exploration related expenditures of $260,000 over the next twelve months; with minimum payments would amount to $125,000 in the next twelve months on exploration related expenses, with a total of $664,000 in exploration planned for the next thirty six months, subject to available funding. Accordingly the Company elected to abandon the current planned expenditures on the South Idaho Silver project, and is currently forecasting subject to financing being secured an exploration and acquisition budget of $240,000 over the next 12 months. The Company has certain existing note and related agreements that may require principal and interest payments to be made.

In addition to any expenditures related to any exploration activity, our business plan provides for spending of approximately $15,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure for general and administrative expenses of $180,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses. Management compensation is forecast at approximately $120,000 for the next 12 months.

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

Cash Used in Operating Activities

Operating cash flows for the period ending June 30, 2014 and 2013 respectively were a negative $137,559 and $55,850. The increase in negative cash flow from operations is due to increases in debt discount amortization, origination interest, and stock issued for services, offset by gain on derivative liabilities..

Cash Used in Investing Activities

For the six months ended June 30 2014, we used $0 in investing activities, as compared to $4,150 used in investing activities during the six months ended June 30, 2013.

Cash from Financing Activities

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves, notes payable and through private placements of our stock. Net cash flows provided by financing activities for the six months ended June 30, 2014 was $138,050. Net cash flows provided by financing activities for the six months ended June 30, 2013 was $60,000, which consisted entirely of proceeds of convertible notes issued to Asher Enterprises, Inc. in 2013.

Commitments

Cash Payments and Exploration Expenditures

Our plans to make cash payments for expenses and liabilities, and incur exploration expenditures in connection with our mining division are described above in Part II of this Quarterly Report on Form 10-Q. These expenditures of property payments and exploration are required to acquire and maintain maintain our mineral property interests. We also have forecast expenditures on Montana and we plan to make expenditures not quantified at present on oil and energy asset acquisitions and development in future quarters.

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

Going Concern

We have incurred an accumulated deficit for the period from inception on September 5, 1997 to June 30, 2014 of $21,110,501 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our interim consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, where management identified material weaknesses, that were based on the size of our company and the fact that we have only one financial expert on our management team, no audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”. We are in the process of considering changes to remediate these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

We are not currently a party to any pending legal proceeding. We were not as of June 30, 2014,  We were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us. The legal agreement reached with the principal convertible note holder is described below.

The Company on August 7, 2014 entered into an agreement with a convertible note holder, with a Settlement Agreement and Release being filed in court, that the Company will on August 13,2014 pay the sum of $110,000 to satisfy all notes to this note holder issued prior to April 30, 2014, and that the Company can prepay all notes issued since that date, which total $74,500 without premium by September 12, 2014 or if after that date, the principal of the $74,500 may be fully satisfied through the issuance of common stock as outlined in the original convertible notes. The Company entered into this agreement primarily to reduce the debt and the dilutive effect of conversions at a discount to the market price of the company’s stock. Entry into this compromise leaves only one convertible note issued April 1, 2014 in the amount of $35,000 to a private party as of August 7, 2014. The Company believes this settlement was in the best interest of the Company and its stockholders to reduce the amount of convertible notes outstanding.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company during the quarter ending June 30, 2014 issued a total of 7,795,215 shares valued at $36,665, in settlement of convertible notes payable. The Company during the quarter issued 20,000,000 shares to management in relation to consulting agreements, and 458,333 in shares to settle accounts payable, and 156,250 in shares in accordance with mineral property agreements.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(a) (2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends (to be removed subject to rule 144), prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. The issuances were not accompanied by advertising nor were any commissions paid on the sales.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6:   Exhibits

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

First Colombia Gold Corp.

Date: August 19, 2014	By: /s/ E. Robert Gates E. Robert Gates Title : Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2014	By: /s/ E. Robert Gates E. Robert Gates Title: Chief Financial Officer (Principal Accounting Officer)