Form 10-Q
period 2014-09-30
FIRST COLOMBIA GOLD CORP.
filed 2014-12-23
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2014

Common Stock, $0.00001 par value	254,925,651

PART I - FINANCIAL INFORMATION

Item 1.    Interim Consolidated Financial Statements

Our unaudited interim condensed consolidated financial statements included in this Form 10-Q as of September 30, 2014 are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited).

F-2	Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2014 and 2013 (Unaudited).

F-3	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013 (Unaudited).

F-4	Notes to Condensed Consolidated Financial Statements.

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets - These Statement Have Not Been Reviewed

	30 September	31 December
	2014	2013
	(Unaudited)	(Audited)
	$	$
Assets
Current Assets
Cash and cash equivalents	$49,643	$-
Prepaid expenses	34,280	1,145
Accounts Receivable	-	16,500
Total current assets	83,923	17,645

Property and Equipment	699,852	4,113

Total Assets	$783,775	$21,758

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$104,465	$218,260
Accounts payable, related parties	4,707	38,346
Accrued interest	35,102	12,595
Convertible notes payable	-	39,798
Notes Payable	36,300	-
Advances - related parties	17,400	-
Current portion of long term notes payable	279,950	-
Derivative liabilities	1,848,880	671,998
Total Current Liabilities	2,326,804	980,998

Long term notes payable	153,261	241,100

Total Liabilities	2,480,065	1,222,098

Liabilities and Stockholders' Deficit
Stockholders' Deficit
Preferred Stock
Blank check preferred stock, par value $0, 116,818,182 shares authorized,
0 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Series A convertible preferred stock, par value $.001, 50,000,000 shares authorized, 47,068,500 and 47,568,500 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	47,069	47,569
Series B convertible preferred stock, par value $.001, 33,181,818 shares authorized, 0 and 0 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	-	-
Common Stock
Par value $.00001, 4,000,000,000 shares authorized, 254,925,692 and
1,168,029 shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	2549	12
Additional paid-in capital	38,692,011	18,964,770
Accumulated deficit	(39,277,339)	(20,212,689)

Total Stockholders' Deficit	(535,710)	(1,200,340)

Total liabilities and stockholders' deficit	$783,775	$21,758

The accompanying notes are an integral part of condensed consolidated financial statements – These Statements Have Not Been Reviewed.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations - These Statement Have Not Been Reviewed
(Unaudited)

	For the	For the	For the	For the
	three month	three month	nine month	nine month
	period ended	period ended	period ended	period ended
	30 September	30 September	30 September	30 September
	2014	2013	2014	2013
	$	$	$	$

Income	1,739	-	1,739	-
Oil Revenue	1,739		1,739
Total Revenue

Expenses		(restated)		(restated)
Depreciation and amortization	1,227	440	2,108	1,321
General and administrative	4,394,692	105,833	5,341,891	261,037
Impairment loss on mineral properties	-	-	-	-
Mineral property exploration expenditures	350	12,000	27,600	41,500
Total Operating Expense	4,396,269	118,273	5,371,600	303,858

Loss from operations	(4,394,530)	(118,273)	(5,369,861)	(303,858)

Other Income/(Expense)
Gain on debt extinguishment	-	5,373	17,253	14,080
Interest expense	(929,247)	-	(1,398,286)	-
Gain/(Loss) on derivative liabilities	(66,058)	-	463,248	-
Total Other Income/(Expense)	(995,305)	5,373	(917,786)	14,080

Net loss	(5,388,096)	(112,900)	(6,285,907)	(289,778)

Loss per common share - basic and diluted	(0.52)	(.000)	(0.60)	(0.00)

Weighted average shares outstanding of common - basic and diluted	10,405,595	13,367,694	10,405,595	137,921,248

The accompanying notes are an integral part of these condensed consolidated financial statements - These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows – These Statements Have Not Been Reviewed
(Unaudited)

	For the	For the
	nine month	nine month
	period ended	period ended
	30September	30 September
	2014	2013
	$	$
Cash Flows Used in Operating Activities:		(restated)

Net Income (Loss)	(6,287,647)	(358,811)
Adjustments to reconcile net loss with net cash used in operating activities:
Amortization	2,108	881
Debt discount amortization and origination interest	1,384,121	167,655
Gain on extinguishment of debt	(17,253)	(45,357)
Gain/(Loss) on derivative liabilities	(463,248)	66,533
Stock issued for services	4,204,501	-
Write-down of mineral property interests	-	36,650
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	341,037	27,500
Increase (decrease) in accounts payable – related parties	(22,064)
Increase (decrease) in accounts payable and accrued liabilities	(88,038)	49,099

Net Cash used in Operating Activities	(946,482)	(55,850)

Net Cash Used In Investing Activities
Mineral property acquisition	-	(4,150)

Net Cash Used In Investing Activities	-	(4,150)

Cash Flows From Financing Activities:
Proceeds from notes payable	852,700	60,000
Cost of repurchase of common stock	-	-
Warrants exercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	852,700	60,000

Net Increase (Decrease) in Cash	(93,783)	-

Cash at Beginning of Period	-	-

Cash at End of Period	(93,783)	-

Supplemental disclosure of noncash investing and financing activities:

Common shares issued upon conversion of promissory notes	10,000,000	169,499
Common shares issued for settlement of accounts payable	-	-
Preferred shares issued for settlement of accounts payable	-	104,650

The accompanying notes are an integral part of these condensed consolidated financial statements - These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

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

The Company’s consolidated financial statements as at 30 September 2014 and the three and six months then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $897,812 for the six months ended 30 September 2014 (2013– Net loss of $358,811) and has a working capital deficit of $828,101 at 30 September 2014 (31 December 2013 – $963,353), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by Asher Enterprises, Inc. (“Asher”), and in the quarter ending September 30,2014 the Company secured advances and loans from a third party, and a company controlled by an officer. If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist solely of normal recurring adjustments. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 September 2014 and as at 31 December 2013, the Company had $49,643 and $0 in cash and cash equivalents.

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

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September, 2014

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

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, “ Compensation – Stock Compensation ”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, “ Earnings per Share ”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

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

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements –These Statements Have Not Been Reviewed
September 30, 2014

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “ Income Taxes ”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 for the three months ended September 30, 2014 and 2013, respectively.

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations” , which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 September 2014 and 31 December 2013, the Company did not have any asset retirement obligations.

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

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

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
The Company is currently in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek, or determining to re-stake the mining claims. During 2013, the Company recorded a provision for write-down of mineral property interests of in the amount of $36,650 related to the South Idaho Property. During the six month period ended 30 September 2014, the Company paid $1,250 for a review and update of its database in preparation of re-staking (no exploration costs were incurred during the six month period ended 30 June 2013).

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

Skip Silver Prospect

The Company owns two unpatented mining claims covering approximately forty acres in central Montana.

Energy Division – Oil and Gas Leases

The Company acquired during the quarter ending September 30, 2014 ownership interests of certain oil wells, leases and working interests in the counties of Cumberland (KY), Monroe (KY), Overton (TN) and Clinton (KY). This totaled reportedly 113 wells, (our 8k filing is incorporated by reference and an exhibit to this report). We currently have interests in 96 wells with a gross acreage of 4,302 acres.

4.	Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value $

As of September 30, 2014 :
Property and Equipment	745,280	45,428	699,852
As of December 31, 2013 : Furniture, computer and office equipment	47,433	43,320	4,113

During the period ending September 30, 2014 total additions to property and equipment were $695,739.

5.	Convertible Promissory Notes

On 29 April 2013, the Company issued a convertible note to Asher in the amount of $32,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 31 January 2014 (the “Asher Note #6”). On 8 August 2013, the Company issued a convertible note to Asher in the amount of $12,995, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on May 12 2014 (the “Asher Note #7”). On 30 October 2013, the Company issued a convertible note to Asher in the amount of $16,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 1 August 2014 (the “Asher Note #8”). On 24 December 2013, the Company issued a convertible note to Asher in the amount of $16,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 30 August 2014 (the “Asher Note #9”). On 27 February 2014, the Company issued a convertible note to Asher in the amount of $13,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 3 December 2014 (the “Asher Note #10”). On 11 April 2014, the Company issued a convertible note to KBM in the amount of $37,000, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 14 January 2015 (the “KBM #1”). On 7 July 2014, the Company issued a convertible note to KBM in the amount of $37,500, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 7 July 2015 (the “KBM #2”).  On September 8, 2014 the company, having worked with representatives of both KBM and Asher arranged a payoff of all above mentioned notes, namely Asher Note#6, Asher Note#7, Asher Note#8, Asher Note#9, Asher Note#10, KBM #1 and KBM #2, and paid these notes off in their entirety reducing the company’s debt and freeing the company from any and all derivative liability associated with said indebtedness.

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

On 25 July 2014, the Company issued a convertible note to Anubis Capital in the amount of $149,500, bearing interest at a rate of 10% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 25 July 2015 (the “Anubis Note #1”).

Anubis has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time commencing 6 months after the date of issuance at a conversion price equal to 50% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .09%; Dividend rate of 0%; and, historical volatility rates ranging from 899.73% to 970.16%. Based on this calculation, the Company recorded a derivative liability of $247,019, and loss on derivative liability of $173,655. The Company also recorded a debt discount of $122,058 (to be amortized over the term of the debt).  .

During the six month periods ended 30 September 2014 and 2013, the Company recorded interest expense of ($76,136) and $0, respectively, of which $27,442 and $0, respectively, related to the amortization of debt discount.

On 20 August 2014, the Company issued a convertible note to LDM Limited in the amount of $222,150, bearing interest at a rate of 18% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 20 August 2014 (the “LDM #1”).

LDM has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a conversion price equal to 30% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .09%; Dividend rate of 0%; and, historical volatility rates ranging from 794.06% to 806.98%. Based on this calculation, the Company recorded a derivative liability of $462,275, and loss on derivative liability of $58,837. The Company also recorded a debt discount of $217,890 (to be amortized over the term of the debt).

During the six month periods ended 30 September 2014 and 2013, the Company recorded interest expense of $181,289 and $0, respectively, of which $4,260 and $0, respectively, related to the amortization of debt discount.

On 24 August 2014, the Company issued a convertible note to Fire Hole Capital in the amount of $100,000, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 25 August 2015 (the “FHC #1”).

Fire Hole Capital has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a conversion price equal to 50% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%. Based on this calculation, the Company recorded a derivative liability of $104,492, and loss on derivative liability of $5,170. The Company also recorded a debt discount of $86,545 (to be amortized over the term of the debt).

During the six month periods ended 30 September 2014 and 2013, the Company recorded interest expense of ($678) and $0, respectively, of which $13,455 and $0, respectively, related to the amortization of debt discount.

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

On 26 August 2014, the Company issued a convertible note to LG Capital in the amount of $105,000, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 26 August 2015 (the “LG #1”).

LG Capital has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 793.32% to 821.37%. Based on this calculation, the Company recorded a derivative liability of $117,170, and gain on derivative liability of $100,896. The Company also recorded a debt discount of $94,932 (to be amortized over the term of the debt).

During the six month periods ended 30 September 2014 and 2013, the Company recorded interest expense of $289,705 and $0, respectively, of which $10,068 and $0, respectively, related to the amortization of debt discount.

On 29 August 2014, the Company issued a convertible note to Union Capital in the amount of $100,000, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 29 August 2015 (the “UNION #1”).

Union Capital has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .07%; Dividend rate of 0%; and, historical volatility rates ranging from 793.14% to 819.58%. Based on this calculation, the Company recorded a derivative liability of $103,076, and gain on derivative liability of $3,268. The Company also recorded a debt discount of $91,233 (to be amortized over the term of the debt).

During the six month periods ended 30 September 2014 and 2013, the Company recorded interest expense of $6,344 and $0, respectively, of which $8,767 and $0, respectively, related to the amortization of debt discount.

On 3 September 2014, the Company issued a convertible note to JSJ Capital in the amount of $100,000, bearing interest at a rate of 12% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 3 September 2015 (the “JSJ #1”).

JSJ Capital has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 899.73% to 970.16%. Based on this calculation, the Company recorded a derivative liability of $95,781, and loss on derivative liability of $4,712. The Company also recorded a debt discount of $85,083 (to be amortized over the term of the debt).

During the six month periods ended 30 September 2014 and 2013, the Company recorded interest expense of ($8,931) and $0, respectively, of which $14,917 and $0, respectively, related to the amortization of debt discount.

This Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

On 15 September 2014, the Company issued a convertible note to JSJ Capital in the amount of $50,000, bearing interest at a rate of 8% per annum on any unpaid principal balance, unsecured, with principal and interest amounts due and payable upon maturity on 15 September 2015 (the “ADAR #1”).

Adar Bays has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a conversion price equal to 45% of the average of the lowest 3 trading prices for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 795.22% to 806.55%. Based on this calculation, the Company recorded a derivative liability of $51,394, and gain on derivative liability of $10,652. The Company also recorded a debt discount of $47,945 (to be amortized over the term of the debt).

During the six month periods ended 30 September 2014 and 2013, the Company recorded interest expense of $12,046) and $0, respectively, of which $2,055 and $0, respectively, related to the amortization of debt discount.

The following is the summary of convertible promissory notes that are issued and outstanding as at 30 September 2014 and as at 31 December 2013:

Principal	2014	2013

Anubis Capital	149,500	-
LDM Limited	222,150	-
Fire Hole Capital	100,000	-
LG Capital	105000	-
Union Capital	100,000	-
JSJ Capital	100,000	-
Adar Bays	50,000	-
Total	825,650	-
Unamortized Discount	(745,686)	-
Convertible notes payable, net	79,964	-

6 .         Related Party Transactions

During the periods ended 30 September 2014 and 2013, the Company paid or accrued $15,500 and 20,500 for management fees to officers and directors of the Company.  Additionally, 150,000,000 shares of common stock were issued to officers and directors for services rendered, valued at $7,500,000 using the quoted market price of the stock.

During the year ended 31 December 2013 the Company settled $23,200 in liabilities accrued to officers and directors through the issuance of Preferred A convertible stock.

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

7.        Stockholders’ Deficit

Authorized

The total authorized capital consists of

4,000,000,000 common shares with par value of $0.00001

116,818,182 blank check preferred shares with no par value

116,818,182 blank check preferred shares with no par value

Issued and outstanding

Common Stock

On 3 January 2014, the Company effected a 500 to 1 reverse split of its common stock. All share references in these condensed consolidated financial statements have been retroactively adjusted for this split.

During the nine month period ended 30 September 2014, the Company issued 8,026,412 common shares upon the conversion of debt; 1,000,000 common shares upon the conversion of Series A Preferred stock; 20,000,000 shares of stock for services provided (valued at $800,000), 156,250 shares of common stock for exploration expense (valued at $4,500), and 458,333 shares of common stock to settle accounts payable (valued at $43,433).

During the nine month period ended 30 September 2013, the Company issued 215,841 common shares upon the conversion of debt.

During the third quarter of 2014, a time period beginning July 1, 2014 and ending September 20, 2014, the Company issued an additional 220,908,333 shares of its common stock.  The Company issued 2 million common shares as a part of the oil and gas acquisition that took place in July of 2014.  The Company issued 11,408,333 common shares upon the conversion of debt.  The company issued 200,000,000 shares of its common stock as a part of compensation to its officers and directors.

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

During the nine month period ended 30 September 2014 certain Preferred A shareholders converted 500,000 Preferred A shares to 1,000,000 common shares.

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements –These Statements Have Not Been Reviewed
September 30, 2014

Preferred B

The owner of the Preferred B shares retired these shares in the period ending in September 30, 2014.

Stock options

The following stock options are outstanding as at 30 September 2014:

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

The following is a summary of stock option activity during the nine month period ended 30 September 2014:

	Number of stock options	Weighted average exercise price $

Outstanding and exercisable at 1 January 2014	75,000	0.15
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at 30 September 2014	75,000	0.15

Weighted average fair value of options granted during the period	-	-

Weighted average fair value of options granted during the period	-	0.00

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements – These Statements Have Not Been Reviewed
September 30, 2014

The aggregate intrinsic value of options outstanding and exercisable at 30 September 2014 was $0.

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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2014, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2014	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$1,848,880	$-	$1,848,880	$-

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2013, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$671,998	$-	$671,998	$-

These Statements Have Not Been Reviewed

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements- These Statements Have Not Been Reviewed
September 30, 2014

As of 30 September 2014 the carrying amounts of amounts receivable and accounts payable and accrued liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

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

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $963,353 at 31 December 2013, and $828,101 at 30 September 2014, but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

10. Other receivable

As of 31 December 2013, the Company has recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after period end.

11. Subsequent Events

The Company appointed Jason Castenir as the new CEO on October 15, 2014

The Company issued 150,000,000 shares of restricted common stock to its CEO on October 19, 2014, for services provided.

These Statements Have Not Been Reviewed

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
●
results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results or oil production will not be consistent with our expectations;

●	Mining or Oil and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
●	risks related to tax assessments;
●	Risks that our interest in oil leases and wells may not produce revenue due to complications related to prior joint ventures with claims on oil lease and well revenue
●	political and regulatory risks associated with mining development and exploration; and
●	other risks and uncertainties related to our prospects, properties and business strategy.

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

Corporate History

We were incorporated in the State of Nevada under the name Gondwana Energy, Ltd. on September 5, 1997, and previously operated under the name Finmetal Mining Ltd. and Amazon Goldsands Ltd. Our operations have historically focused on the acquisition and development of mineral property interests in varying locations, including Finland and Peru. The current focus of our business and operations is on the development of our mineral and oil property interests on properties located in the western United States and we are evaluating mineral and oil property interests and seeking opportunities in other geographical areas.

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

In 2011, we reviewed potential properties for acquisition in Colombia, and expanded our focus to North America which resulted in our acquiring certain mineral property interests in Montana and Idaho in late 2011. Company personnel and consultants are planning our exploration plans, conducting site visits, and reviewing several projects for potential acquisition, and in 2012 we added to our mineral property position through the acquisition of the Skip claims in Montana. We also in 2011 entered into agreements to acquire mineral property interest in the South Idaho Silver and Boulder Hill projects, conducting active due diligence and acquisition work in Croatia, and in 2013 signed a memorandum of understanding on the Nile Mine project in Montana.

In 2014 the Company elected to operate through both a Mining and through an Energy division.

The Company announced a Letter of Intent for a Purchase and Sale Agreement which was entered into on July 15, 2014, and subsequently amended on August 27, 2014. This resulted in the Company acquiring various personal property including transportation and drilling equipment, land and buildings, and other assets including interests in oil wells and leases. The Company has established a divisional office in Albany, Kentucky for its energy division in September 2014. The Company’s current activities are primarily focused on initiating and expanding oil production.

The Company is in a process of reviewing its mining division strategy and business plan to re-focus on projects with a shorter time frame for development or securing joint-venture partners.

The Company has hired several operations personnel and is expecting more significant production to begin in the fourth quarter of the current fiscal year. The Company’s short term objective is to reach a target monthly production of 1,000 to 2,500 barrels of oil per month, which is subject to working capital availability and the risk factors described herein.

Overview

We are in the business of precious minerals exploration and oil and gas exploration and production, operating through a Mining Division and an Energy Division. The Company aims to build assets, cash flow and revenue through the acquisition, development, leasing and production from assets, mineral or oil and gas interests. We face significant challenges form competition, financing availability, regulatory issues and world commodity prices that effect our ability to successfully implement our business plan.

Our strategy is to identify undervalued assets, acquire or gain an interest in, and add value through exploration, development, leasing or joint-ventures, and where feasible go into production. Our plan to implement this strategy building multiple revenue streams from production, acquiring royalties and net working interests, leasing or join-venturing projects acquired, and providing oil field services using equipment we have acquired.

Our current focus is integrating the assets acquired in Kentucky during the quarter, and establishing and building production through providing management, working capital and implementing enhanced recovery techniques to the assets and oil interests acquired.

Mining Division

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the “Effective Date”), we entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with a private corporation. (“Castle Creek”), an Idaho corporation, and a private individual (‘Ebisch”). Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the “Option Agreement”), for Castle Creek’s option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #’s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho,. Pursuant to the terms of the Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Option Agreement.

During 2013, the Company recorded a provision for write-down of mineral property interests of in the amount of $36,650 related to the South Idaho Property.

The Company has elected in 2014 to let this agreement lapse, and to use utilize the database of exploration information developed to target through re-staking a  more favorable land position, or to enter into a new agreement with the Ebisch group.

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

We received a waiver of the $25,000 cash payment requirement, such payment was due in May 2013, and the Company was unable to make this payment, The Company elected to not continue under the former agreement, nor to explore further in the area after September 30, 2014..

The Purchase Agreement included customary representations and warranties. Under the terms of the Purchase Agreement, Boulder Hill has agreed to indemnify us from claims resulting from any breach or inaccuracy of any representation or warranty made by Boulder Hill in the Purchase Agreement. The Company has been unable to make the required payments, and currently is not planning on re-staking clams in the area in 2014.

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

The Boulder Hill Option Agreement provided for certain cash payments, some of which were met, however the Company has elected to let the agreement lapse.

Nile Mine Project

Memorandum of Understanding to Earn-Interest in the Nile Mine Project

On May 1, 2013, the Company with GMRV, a branch of 4uX, LLC, a private Montana company (“GMRV”) entered into a Memorandum of Understanding (“MOU”) to enter into a Definitive Agreement within 180 days for the Company to earn a fifty percent interest in the Nile Mine project. The Company has not entered into a final and definitive agreement at this time.  In May 2014 GMRV waived 2013 cash payments in exchange for an agreed upon payments by June and September 30 of 2014, respectively, and provided additional time for preparation and implementation of a definitive agreement.  The Company made a payment of the $5,000 due by June 2014 in the form of cash and restricted common shares. The Company is discussing modification and further extensions of the MOU and/or entering into a final definitive agreement, but did not make the required payments as of September 30, 2014. The Memorandum of Understanding therefore is in default.

Land Status

The project is owned/controlled by GMRV and private interests. The Company signed a Memorandum of Understanding (“MOU”) on the project effective May 1, 2013 containing the following terms and conditions for the Company to earn a 50% interest in the project, subsequently amended in May 2014:

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

The Springer II Placer consists of one unpatented placer claim covering three tailing ponds and nearly 0.3 miles of old dredge piles in Section 32, T12N, R6W. The mill tailings are from the Empire Mill located further up the drainage.

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

Exploration Plans

We have been in discussions with GMRV for an initial exploration plan involving surface sampling, road building and other rehabilitation work to improve underground access, and possible bulk sampling. We estimate this plan would cost between $5,000 to $25,000, and provided funding is available, we plan to embark on this plan in the period between January and June 2015... During the quarter surface samples were taken of the property and are awaiting assay. The Company incurred $5,000 related to the implementation of the MOU agreement, in the period ending September 30, 2014. The Company however is in default to the original MOU, thus would need to negotiate a revised agreement to proceed for which there is no assurance a revision could be negotiate under terms the company considers acceptable.

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

We are also considering further geographic locations for exploration projects including Mexico and Europe. This activity consists primarily of reviewing historical data to determine potential areas of interest, to be followed by a determination for requirements and potential for acquiring mineral property interest. These activities may not lead to future acquisitions absent future financing under terms deemed acceptable to, if any such financing is available, and determining properties that management believes are properties of merit to add to our portfolio of mineral interests. The Company has retained consulting assistance in south Eastern Europe, and we forecast consulting expenditures of $5,000 to $15,000 in the upcoming six months...

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
Energy Division

The Company during the quarter appointed a CEO and Director with experience in the energy sector, and began due diligence on acquiring oil assets in Kentucky with an objective of building assets and cash flow in this sector providing suitable acquisitions are both identified and feasible for the Company to acquire. On July 15, 2014 a Purchase and Sales Agreement was signed, subsequently amended on August 27, 2014, to acquire certain oil interests including equipment, land and buildings (further described below).

The Company’s strategy is to build assets and cash flow through acquiring undervalued energy assets and build value through:

•	Building economies of scale in exploration , development , production and distribution
•	Adding reserves and increasing production by providing capital for exploration, equipment and well enhancement
•	Conducting exploration on properties and oil interests acquired which prior owners were unable to do due to financial or other constraints
•	Seek to be vertically integrated by building our own oil field services capability for drilling, maintenance and development wherever this is more cost effective

The Company expects this business plan to implement our strategy will result in a business model providing three revenue streams:

•	A revenue, profit or royalty interest in certain oil wells and leases
•	As a contractor providing oil well services ranging from drilling to operating to maintaining
•	Exploring and producing from wells and leases we own outright, which are subject to third-party royalties or working interests

General Oil and Gas Industry Overview

Our energy division is principally focused on “upstream” activities which include (a) acquiring mineral rights (b)
exploring for oil (c) drilling wells and installing production equipment (d)lifting the oil to surface (e) storing and preparing for transport.

Oil prices are volatile depending on various factors: competing energy sources (coal, natural gas, nuclear, solar, wind, hydroelectric, and others) ; political turmoil in areas of significant production or reserves; general economic trends, and other actors.

The Company in the third quarter acquired interests in oil wells in Kentucky from a private company. The Company efforts are focused on maintaining production, expanding production and targeted drilling in areas the Company believes are most prospective for new or increased production. We acquired at the same time land, building, and oil field service equipment to support this effort, and hired a local general manger with long experience in the oil industry and Kentucky in particular. We received our first revenue payment during the quarter, and in accordance with our business plan are focused on increasing revenue and cash flow from the oil interests acquired.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage in acquiring prospects, hiring personnel and marketing oil and gas.

Government Regulations

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic and crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof is unknown.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas specifically exempt from regulation (i.e., unless the gas is deregulated). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986 the FERC issued Order No. 451, which in general is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulation because of legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

● the construction of natural gas pipeline facilities, and
● the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action FERC will take on these matters. However, we do not believe that any action taken will affect us much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete.

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

●	the amounts and types of substances and materials that may be released into the environment,

●	the discharge and disposition of waste materials,

●	the reclamation and abandonment of wells and facility sites, and

●	the remediation of contaminated sites,

and require:

●	permits for drilling operations,

●	drilling bonds, and

●	reports concerning operations.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

●	Clean Air Act,

●	Oil Pollution Act of 1990,

●	Federal Water Pollution Control Act,

●	Resource Conservation and Recovery Act (“RCRA”),

●	Toxic Substances Control Act, and

●	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

 These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

●	drilling,

●	development and production operations,

●	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and

●	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

●	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

●
capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

●	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on our operations. However, we do not believe that changes to these regulations will have a significant negative effect on our operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

●	a “generator” or “transporter” of hazardous waste, or

●	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because our operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

●	the “owner” or “operator” of the site where hazardous substances have been released, and

●	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance.” As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

●	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,

●	clean up contaminated property, including contaminated groundwater, or

●	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

We believe that we are in compliance with all regulations, but it is possible that we are subject to an unknown regulation, and that this might have a material impact on our operations.

Market for oil and gas production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality differences from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. Royalty owners and overriding royalty owners often receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease.

Kentucky Oil and Gas Region

In 2011 the Kentucky Geological survey reported 24,364 oil wells in production in Kentucky which produced 790 million barrels of oil form 61 counties. The leading production zones are in Cambrian to Pennsylvanian rocks from more than 1,500 pools; oil is produced from Missippian limestones and sandstone in Eastern and Western Kentucky. Our plan is to acquire properties and oil interests where we believe that are underexplored, or wells that we believe that modern enhanced recovery techniques could initiate or improve oil production.

Oil Leases and Wells

The Company acquired during the quarter ending September 30, 2014 ownership interests of certain oil wells, leases and working interests in the counties of Cumberland (KY), Monroe (KY), Overton (TN) and Clinton (KY). This totaled reportedly 113 wells, (our 8k filing is incorporated by reference and an exhibit to this report). We currently have interests in 96 wells with a gross acreage of 4,302 acres.

Reserves

             As of the end of the 2013 fiscal year, the Company had no proven reserves.

             As of September 30, 2014 the Company has not completed reserve studies on oil and gas assets acquired in the quarter. The prior operator has reported reserves existing on certain of the wells for which the Company will review as part of its plan to conduct new reserve studies.

Production, Production Prices and Production Costs

             Sales of oil during the quarter ending September 30, 2014 amounted to $1,738.99, for 232.31 barrels at an average price of $87.58 per barrel and at an average production cost per barrel of $116.25. All of our oil production has occurred in the United States.  The Company had no sales of oil and gas prior to the current quarter.

The Company owns a net retained interest (“NRI”) and net working interest (“NWI”) in 87 oil wells and oil leases, generally ranging from an NRI of 7.8% to 19.5%. This percentage interest is based on initial documentation received as part of the purchase of this interest. Revenue from this interest in the quarter was $1,738.99. The oil and gas operations in which the Company has this interest produced were reported to be 232.31 barrels of oil for a gross revenue of $2,230.46, with revenue costs reported at $26,514.45, for the quarter ended September 30, 2014.

Past and Present Development Activities

             We did not drill any exploratory or development wells in the quarter ending September 30, 2014, but have started mobilization of resources for a drilling plan, subject to financing, of over 40 wells in the final quarter of the current fiscal year. It is estimated than an additional $200,000 in working capital will be required expand our current drilling plans.  During the 2013 fiscal year we did not drill any exploratory wells in the United States. We did not drill any development wells during the 2013 fiscal year.

             Delivery Commitments

             As of December 31, 2013, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

As of September 30, 2014, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Properties, Wells, Operations, Acreage and Current Activities

             The following table sets forth our interest in wells and acreage as of September 30, 2014.

	Number of Productive Wells (1)		Developed Acreage (4)		Undeveloped Acreage
	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)

Oil	45	2.66	2610.27	154.15	1801.24	106.68

Gas	0	0	0	0	0	0

(1)	A well which has both oil and gas completions is classified as an oil well.
(2)	A gross well or acre is a well or acre in which we own an interest.
(3)	A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(4)	Developed acreage is acreage assignable to productive wells.

During the quarter ending September 30, 2014, 46 wells were being worked on for a return to production.

Interest in Net Revenues of Oil Wells and Leases

The Company acquired a 19.5% interest in the net revenue interest of a private Company during the quarter ending September 30, 2014. The interest is in 35 leases, containing at present 92 wells. The net interest acquired ranges from 2.0475 to 16.72125% according to the records provided, and is currently being reviewed.

The following table sets forth our interest (of this category) in wells and acreage as of September 30, 2014.

	Number of Productive Wells (1)		Developed Acreage (4)		Undeveloped Acreage
	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)

Oil	46	2.03	2610.27	114.95	1801.24	75.36

Gas	0	0	0	0	0	0

(1)	A well which has both oil and gas completions is classified as an oil well.
(2)	A gross well or acre is a well or acre in which we own an interest.
(3)	A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(4)	Developed acreage is acreage assignable to productive wells.

During the quarter ending September 30, 2014 the operator of these leases and wells reported that 42 wells were being worked on for a return to production, i.e. those with a working interest, out of a total 46 wells being prepared for a return to production.

Oil Field Services and Transportation

The Company in the quarter acquired transportation and oil field service equipment, office furniture and equipment, land and buildings located in Kentucky, and the Company established an operating division in Albany, Kentucky. The Company reported the assets acquired in our 8k filings.

The Company plans to utilize these assets to explore, develop and produce form its own interests in leases and oil wells, and to provide contracting services to local oil field companies including the operator of certain leases and wells in which the company has a revenue interest in as described above. The Company may bill for the use of its equipment or personnel at a fixed fee or at cost plus percentage basis. We expect that up to $150,000 in working capital may be required for providing such services in the fourth quarter of 2014.

The Company expects initial revenue to occur in the fourth quarter, and the equipment acquired can also be used in its internal operations thus reducing reliance and cost on outside contractors.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Revenues

We have not generated any revenues from our operations since our inception through August 2014.  In September due to our recent acquisition of oil interests we received revenue of $2,230.46.

Operating Expenses

We reported operating expenses in the amount of $4,396,269 for the three months from June 30, 2014 to September 30, 2014, compared to operating expenses of $118,273 for the three months ended September 30, 2013. The increase in operating expenses for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily a result of an increase in management compensation.

Other Income/Expense

We incurred interest of $929,247 for the three months ended September 30, 2014, as compared to $0.00 for the three months ended September 30, 2013. The increase is mainly due to an increase in origination interest associated with the initial recording of derivative liabilities.

The Company recorded gain on derivative liabilities of $245,851 for the three months ended June 30,2014 compared to a loss on derivative liabilities of $248,869 for the corresponding period ending June 30,2013. The derivative liability is remeasured quarterly.

Net Income (Loss)

As a result of the above, for the three months ended September 30, 2014, we reported a net loss of $5,388,096. For the three months ended September 30, 2013, we reported a net loss of $112,900.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Revenues
We have not generated any revenues from our operations since our inception through August 2014.  In September we recorded revenue of $1,739 from oil interests.

Operating Expenses

We reported operating expenses in the amount of $5,371,600 for the nine months ended September 30, 2014, compared to operating expenses of $303,858 for the nine months ended June 30, 2013.  The increase in operating expenses for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily a result of an increase in management compensation.

Other Items

We incurred interest of $1,369,861 for the nine months ended September 30, 2014, as compared to $0 for the nine months ended September 30, 2013.  The increase is mainly due to an increase in origination interest associated with the initial recording of derivative liabilities.

The Company recorded gain on derivative liabilities of $_________ for the nine months ended September 30,2014 compared  to a loss on derivative liabilities of $66,533 for the corresponding period ending September 30,2013. The derivative liability is remeasured quarterly.

Net Income (Loss)

As a result of the above, for the nine months ended September 30, 2014, we reported a net loss of $897,812.  For the nine months ended Nine 30, 2013, we reported a net loss of $358,811.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $49,643, compared to $0 at December 31, 2013.

Our present capital resources are insufficient to commence and sustain all planned acquisition, development and exploration activity. The company elected to re-focus its mining division on exploration in its existing areas of focus to determine acquisitions of more advanced properties, and retain its Skip claims for initial exploration. We estimate that for the next twelve months our mining division will require up to $100,000 in working capital for these plans. For our energy division we estimate that our oil field services division will require up to $200,000 in working capital, and our oil and gas operations require a minimum of $200,000 up to $400,000 for our activities which are geared to steadily establishing and increasing production from existing wells.

In addition to any expenditures related to any exploration activity, our business plan provides for spending of approximately $20,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure for general and administrative expenses of $240,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses. Management compensation is forecast at approximately $144,000 for the next 12 months.

We have only recently generated our first revenue and while we are planning to increase our revenue quarterly there is no assurance we will be successful in doing so, or that any such revenue would be sufficient to meet our working capital needs.

Accordingly, we must obtain additional financing in order to continue our plan of operations during and beyond the next twelve months, which would include being able to sustain any exploration, development and production activity. We believe that traditional debt financing may not be an alternative for funding additional phases of exploration, development or production activities in the current lending environment, but over time if we are successful in our business plan revenue increases may improve our borrowing capability. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock and the issuance of convertible notes. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our implement our current business plan, or any acquisition of additional property interests. Any issuance of common stock would dilute the interests of our existing stockholders. In the absence of such financing, we will not be able to pursue our business plan and may not be able to maintain our property interests in good standing. If we are unable to raise additional capital in the near future, we will experience liquidity problems and we would need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We may consider entering into a joint venture arrangement to provide the required funding to explore and develop the properties underlying our interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in property interests to the joint venture participant.

The company has been dependent on convertible note financing which can be highly dilutive to existing shareholders, and there is no assurance the company can continue to receive such financing.

Cash Used in Operating Activities

Operating cash flows for the period ending September 30, 2014 and 2013 respectively were a negative $137,559 and $55,850. The increase in negative cash flow from operations is due to increases in debt discount amortization, origination interest, and stock issued for services, offset by gain on derivative liabilities.

Cash Used in Investing Activities

For the nine months ended September 30 2014, we used $0 in investing activities, as compared to $4,150 used in investing activities during the nine months ended September 30, 2013.The Company during the nine month period ending September 30, 2014 acquired oil and gas interests for $261,000, in a non-cash transaction, and certain real property (building, land, transportation equipment, office equipment) for $261,000, in a non-cash transaction.

Cash from Financing Activities

As we have had no revenues since inception until September 2014, we have financed our operations primarily by using existing capital reserves, notes payable and through private placements of our stock. Net cash flows provided by financing activities for the nine months ended September 30, 2014 was $852,700. Net cash flows provided by financing activities for the nine months ended September 30, 2013 was $60,000, which consisted entirely of proceeds of convertible notes issued to a private party. in 2013.

Commitments

Cash Payments and Exploration Expenditures

Our plans to make cash payments for expenses and liabilities, and incur exploration and development expenditures in connection with our mining and energy divisions are described above in Part II of this Quarterly Report on Form 10-Q. We are required to make certain payments as required by regulation for permitting and remediation efforts that at present cannot be quantified for future quarters.. We describe in Part II of this Quarterly Report on Form 10-Q the expenditures forecast for the fourth quarter, which include expenditures required to maintain the assets acquired.

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

The Company during the quarter began a second operating division which will operate in the energy field, the Company expects additional critical accounting policies in relation to oil and gas production will be in place during the fourth quarter of the current fiscal year. The Company has adopted “full cost” accounting for its oil and gas activities as further described in notes to our financial statements, which include cost ceiling test analysis and a revision to our asset retirement obligation calculations.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2014:

i)
Lack of segregation of duties.  At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.

ii)
Lack of an independent audit committee. Although the Board of Directors serves an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)
Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

We are not currently a party to any pending legal proceeding as of September 30, 2014, we were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us. The legal agreement reached with a former convertible note holder is described below.

The Company on August 7, 2014 entered into an agreement with a convertible note holder, with a Settlement Agreement and Release being filed in court, that the Company will on August 13,2014 pay the sum of $110,000 to satisfy all notes to this note holder issued prior to April 30, 2014, and that the Company can prepay all notes issued since that date, which total $74,500 without premium by September 12, 2014 or if after that date, the principal of the $74,500 may be fully satisfied through the issuance of common stock as outlined in the original convertible notes. The Company entered into this agreement primarily to reduce the debt and the dilutive effect of conversions at a discount to the market price of the company’s stock. The Company believes this settlement was in the best interest of the Company and its stockholders to reduce the amount of convertible notes outstanding. The Company made the respective payments of $110,000 and $74,500 in accordance with the agreement.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company during the quarter ending September 30, 2014 issued a total of 1,408,333 shares valued at $4,225, in settlement of convertible notes payable.

The Company issued pursuant to a consultant agreement 100,000,000 restricted shares to an officer and director of the company in July and 100,000,000 restricted shares to an officer and director of the company in August.

 The Company issued two million shares of restricted common stock to acquire certain oil and gas assets valued at $522,000 to a private company as of a beneficial date of August 27, 2014.

The Company issued ten million shares of common stock in August in settlement of certain convertible notes payable.

The Company issued two million shares in August for consulting services to an individual.

The Company received of $145,000 in subscriptions for 290,000 units comprising one preferred share and three purchase warrants, at a price of $1.00 per unit with the units being discounted by 50%, to 4 entities.

 Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(a) (2) of the Securities Act of 1933, as amended (the "1933 Act").All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships or as business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends (to be removed subject to rule 144), prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. The issuances were not accompanied by advertising nor were any commissions paid on the sales.

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

First Colombia Gold Corp.

Date: December 23, 2014	By: /s/ Jason Castenir Jason Castenir Title : Chief Executive Officer (Principal Executive Officer)

Date: December 23, 2014	By: /s/ Jason Castenir Jason Castenir Title: Chief Financial Officer (Principal Accounting Officer)