Form 10-K/A
period 2014-12-31
FIRST COLOMBIA GOLD CORP.
filed 2015-07-06
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2015

Common Stock, $0.00001 par value	2,647,819,214

Documents Incorporated by Reference: None.

FORM 10-K
FIRST COLOMBIA GOLD CORP.
DECEMBER 31, 2014

Page

PART I

Item 1. Business.	4
Item 1A. Risk Factors.	7
Item 1B. Unresolved Staff Comments.	17
Item 2. Properties.	17
Item 3. Legal Proceedings.	30
Item 4. Mine Safety Disclosures.	30

PART II

Item 15. Exhibits, Financial Statement Schedules.	47

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

Oil prices are volatile depending on various factors: competing energy sources (coal, natural gas, nuclear, solar, wind, hydroelectric, and others); political turmoil in areas of significant production or reserves; general economic trends, and other actors.

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

Reserves

             As of the end of the 2014 fiscal year, the Company had no proven reserves.

             As of December 31, 2014 the Company has not completed reserve studies on oil and gas assets acquired in the quarter. The prior operator has reported reserves existing on certain of the wells for which the Company will review as part of its plan to conduct new reserve studies.

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

              Delivery Commitments

             As of December 31, 2014, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

As of December 31, 2014, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Properties, Wells, Operations, Acreage and Current Activities

             The following table sets forth our interest in wells and acreage as of December 31, 2014.

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

During the year ending December 31, 2014, 46 wells were being worked on for a return to production.

Interest in Net Revenues of Oil Wells and Leases

The Company acquired a 19.5% interest in the net revenue interest of a private Company during the quarter ending September 30, 2014. The interest is in 35 leases, containing at present 92 wells. The net interest acquired ranges from 2.0475 to 16.72125% according to the records provided, and is currently being reviewed.

The following table sets forth our interest (of this category) in wells and acreage as of December 31, 2014.

	Number of Productive Wells (1)	Developed Acreage (4)	Undeveloped Acreage

Oil	62	2610.27	1801.24

Gas	0	0	0

(1)	A well which has both oil and gas completions is classified as an oil well.
(2)	A gross well or acre is a well or acre in which we own an interest.
(3)	A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(4)	Developed acreage is acreage assignable to productive wells.

During the year ending December 31, 2014 the operator of these leases and wells reported that 62 wells were being worked on for a return to production, i.e. those with a working interest, out of a total 24 wells being prepared for a return to production.

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

Results of Operations for the Twelve Months Ended December 31, 2014 and 2013

Revenues

First Colombia Gold had not generated any revenues from operations since our inception through August 2014, however, September due to our recent acquisition of oil interests we received revenue of $2,230.46.  In total, we received $22,726 in revenue through December 31, 2014 as a result of our oil acquisition. We had zero revenue in the year ended December 31, 2013,

Operating Expenses

We reported operating expenses in the amount of $56,064,409 for the twelve months ending December 31, 2014, an increase of $55,791,099.  Of that number, $32,212 was depreciation and amortization and $433,229 was operating expenses related to the oil acquisition.  The remaining $55,598,968 was stock compensation related to numerous issuances in conjunction compensation and services booked at a variety of market prices throughout the year ending December 31, 2014. For the year ending December 31, 2013 we had operating expenses of $273,310, which included $182,299 in general and administrative expenses and $41,600 in mining exploration and an impairment charge of $36,650. The majority of the increasing expenses in 2014 was the result of $53,997,637 in stock issued compensation.

Other Income/Expense

The Company recorded net other income of $1,252,681 an increase of $2,104,290 which was mostly the result of gain on derivative liabilities of $3,503,865 for the twelve months ended December 31, 2014. We recorded interest expense of $1,795,289 for the 2014 fiscal year. The derivative ability is premeasured quarterly. For the year ended December 31, 2013 we recorded $851,609 in other expenses including interest expense of $456,156.

Net Income (Loss)

As a result of the above mentioned items, for the twelve months ended December 31, 2014, we reported a net loss of $54,811,728 for the year ending December 31, 2014.and a net loss for the year ended December 31, 2013 of $1,124,919 which was an increase of $53,686,809 for the factors cited above,

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of $33,833, compared to $0 at December 31, 2013.

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

Cash Used in Operating Activities

Operating cash flows for the period ending December 31, 2014 were a negative $56,064,409. The increase in negative cash flow from operations is due to increases in debt discount amortization, origination interest, and stock issued for services, offset by gain on derivative liabilities.

Cash Used in Investing Activities

For the year ended December 31, 2014, we used $0 in investing activities, as compared to $4,150 used in investing activities during the twelve months ended December 31, 2013.The Company during the nine month period ending September 30, 2014 acquired oil and gas interests for $261,000, in a non-cash transaction, and certain real property (building, land, transportation equipment, office equipment) for $261,000, in a non-cash transaction.

Cash from Financing Activities

We have financed our operations primarily by using existing capital reserves, notes payable and through private placements of our stock. Net cash flows provided by financing activities for the nine months ended September 30, 2014 was $852,700. Net cash flows provided by financing activities for the nine months ended September 30, 2013 was $60,000, which consisted entirely of proceeds of convertible notes issued to a private party in 2013.

Commitments

Cash Payments and Exploration Expenditures

Our plans to make cash payments for expenses and liabilities, and incur exploration and development expenditures in connection with our mining and energy divisions are described above in Part II of this Annual Report on Form 10-K. We are required to make certain payments as required by regulation for permitting and remediation efforts that at present cannot be quantified for future quarters. We describe in Part II of this Annual Report on Form 10-K the expenditures forecast for the fourth quarter, which include expenditures required to maintain the assets acquired.

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

Critical Accounting Policies

Our interim consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

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

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Yearly Report on Form 10-K that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2014:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect such controls.

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

As noted in our consolidated financial statements, we have incurred an accumulated net loss of $75,024,417 for the period from inception on September 5, 1997 to December 31, 2014 and have presently no source of revenue. At December 31, 2013, we had a working capital deficit of $963,352. As of December 31, 2013, we had cash and cash equivalents in the amount of $-0-. We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of Scrudato & Co., PA for the year ended December 31, 2014 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

The audit report of Sadler Gibb and Associates for the year ended December 31, 2013 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

In preparing our consolidated financial statements for the year ended December 31, 2014, our management identified material weaknesses in our internal control over financial reporting and our failure to remediate these material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information. Such weakness has neither been cured nor resolved during the year ended December 31, 2014.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2014. Such weakness was not cured or resolved during the year ended December 31, 2014. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by management as of December 31, 2014   were attributable to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

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

We have held and/or are re-negotiating renewals of options to acquire certain mining and mineral rights underlying properties located in Owyhee County, Idaho and Lincoln County, Montana, subject to certain conditions, and have a pending memorandum of understanding on the Nile Mine project. If we fail to meet the requirements of the agreement under which we acquired such options, including any cash payments to the option nor or any exploration obligations that we have regarding these properties, we may lose our right to exercise the options to acquire certain mining and mineral rights underlying these properties. If we do not fulfill these conditions, then our ability to commence or continue operations could be materially limited. Accordingly, any adverse circumstances that affect the areas covered by these options and our rights thereto would affect us and your entire investment in shares of our common stock. If any of these situations were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital. If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures, including ceasing operations. Our existing agreements are in default and while we hope to re-negotiate, we may not be successful.

We have a history of losses that we expect to continue into the future.

We have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, we have a history of losses that we expect to continue into the future. We have acquired and taken steps to engage in the exploration and development of mineral property interest located in Owyhee County, Idaho, Lincoln County, Montana and eastern Washington. Our business plan and exploration efforts as to our existing mineral property interest are in its early stages and faces numerous regulatory, practical, legal and other obstacles. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

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

We have unsecured convertible notes that came due in 2014 and will continue to come due in 2015 and we have limited resources to pay these notes on the maturity date.

Over the last several years, we have been funding our operations through the sale of both equity and debt securities. We have $473,148 worth of convertible notes outstanding at December 31, 2014(net of unamortized discount).

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

Our officers do not devote their full time to our operations. Until such time that we can afford executive compensation commensurate `

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

On January 31, 2013, the a majority of the Company’s stockholders approved an increase in the authorized common stock from 200,000,000 shares of common stock to 850,000,000 shares of common stock. Then again in August of 2014, a majority of the shareholders approved increasing the authorized common stock to 5,000,000,000 shares. Again, in November of 2014, a majority of the shareholders approved increasing the authorized common stock to 10,000,000,000 shares.

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

On November 14, 2012, the Company approved the terms of Preferred A stock which included a convertibility feature by which each share of Preferred A stock was convertible to two shares of common stock, and carried voting rights as if converted. In January 2013, the Company issued 47,568,500 shares of the Preferred A stock. The Company filed a Certificate of designation for the Preferred A stock with the Secretary of State of Nevada, and on February 13, 2013 filed a definitive 14C statement, with an effective date of March 25, 2013.

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

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

•	$2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP;(paid)
•	$2,500 on or before September 15, 2012 plus five per cent (5%) of any JV&BP;(waived until March 31,2013and by June 30,2013);(paid)
•	$5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP; plus as per the waiver an additional $1,500;(unpaid)
•	$10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;
•	$15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;
•	$20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and
•	$25,000 on or before September 15, 2017 plus five per cent (5%) of any JV&BP.

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

Climate

The climate is temperate, and the elevation is estimated at 6,000 feet.

Metallurgy

There are no metallurgical testing results available to the Company.

Reserves

There no established reserves on the property.

Prior Production History

There is no recorded prior production history.

Exploration Plans

The Company intends to follow-up on 2012 site visits and initial surveying conducted for filing the claims by preparing advanced geologic maps, soil sampling, and further review of regional and local geology. The Company intends to actively seek joint-venture partners for the project. We estimate 2014 exploration to begin in May 2014, and our estimated costs for exploration in 2014 range from $5,000 to $25,000 depending n financial resources available.

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

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Common Stock

As of December 31, 2014, we had approximately one hundred nine (109) holders of record of our common stock. Several other shareholders hold shares in street name. Several other shareholders hold shares in street name; we estimate that there are approximately 1,200 shareholders in this category.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2014:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	-	-	-
Equity compensation plans not approved by stockholders 1	-	-	500,000
Total	-	-	500,000
______________
1	The Stock Incentive Plan was approved by our board of directors in April 2007 and 500,000 shares remain available for future awards under the Stock Incentive Plan as of December 31, 2014.

Recent Issuances of Unregistered Securities

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On July 25, 2014, the Company entered in convertible note agreement with a private and accredited investor, Anubis Capital, in the amount of $149,500, unsecured, with principal and interest amounts due and payable upon maturity on July 25, 2015 (the “Anubis Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 20, 2014, the Company entered in convertible note agreement with a private and accredited investor, LDM Limited, in the amount of $222,150, unsecured, with principal and interest amounts due and payable upon maturity on August 20, 2015 (the “LDM #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 24, 2014, the Company entered in convertible note agreement with a private and accredited investor, Fire Hole Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on August 24, 2015 (the “FHC #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 26, 2014, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $105,000, unsecured, with principal and interest amounts due and payable upon maturity on August 26, 2015 (the “LG Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 29, 2014, the Company entered in convertible note agreement with a private and accredited investor, Union Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on August 29, 2015 (the “Union Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On September 3, 2014, the Company entered in convertible note agreement with a private and accredited investor, JSJ Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on September 3, 2015 (the “JSJ Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On September 15, 2014, the Company entered in convertible note agreement with a private and accredited investor, Adar Bays, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on September 15, 2015 (the “Adar Bays Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 14, 2014, the Company entered in convertible note agreement with a private and accredited investor, Vista Capital, in the amount of $25,000, unsecured, with principal and interest amounts due and payable upon maturity on October 15, 2015 (the “Vista Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 16, 2014, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity, in the amount of $70,000, unsecured, with principal and interest amounts due and payable upon maturity on October 16, 2015 (the “Auctus Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 22, 2014, the Company entered in convertible note agreement with a private and accredited investor, JMJ Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on October 22, 2015 (the “JMJ #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 27, 2014, the Company entered in convertible note agreement with a private and accredited investor, Iconic Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on October 27, 2015 (the “ICONIC #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 27, 2014, the Company entered in convertible note agreement with a private and accredited investor, Eastmore Capital, in the amount of $93,500, unsecured, with principal and interest amounts due and payable upon maturity on October 27, 2015 (the “EASTMORE #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 6, 2014, the Company entered in convertible note agreement with a private and accredited investor, Coventry Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 6, 2015 (the “COVENTRY #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 10, 2014, the Company entered in convertible note agreement with a private and accredited investor, JSJ Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 10, 2015 (the “JSJ #2”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 18, 2014, the Company entered in convertible note agreement with a private and accredited investor, Chicago Venture Group, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 18, 2015 (the “CVG #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 19, 2014, the Company entered in convertible note agreement with a private and accredited investor, Iconic Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on November 19, 2015 (the “ICONIC #2”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On December 4, 2014, the Company entered in convertible note agreement with a private and accredited investor, Sojourn Investments, in the amount of $15,000, unsecured, with principal and interest amounts due and payable upon maturity on December 4, 2015 (the “SOJOURN #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On December 16, 2014, the Company entered in convertible note agreement with a private and accredited investor, Union Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on December 16, 2015 (the “UNION #2”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

The Company issued this Note convertible into shares of the Company’s restricted common stock, in a transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The investors of these notes were “accredited investor,” as such term is defined in Rule 501(a) of Regulation D of the Securities Act. The Transactions were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The sale of the Notes did not involve a public offering and was made without general solicitation or general advertising. Neither the Notes nor the underlying shares of Common Stock issuable upon the conversion of the Notes have been registered under the Securities Act and neither may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

There were no other issuances of unregistered securities in the calendar year ended December 31, 2014.

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

Going Concern

We have incurred accumulated net losses for the period from inception on September 5, 1997 to December 31, 2014 and have little revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

As of January 1, 2013, it was determined that the conversion features in the convertible debt were derivative liabilities. Accordingly, we have separately measured and accounted for these derivative liabilities, in accordance with ASC 815-15 for both December 31, 2013 and 2014.

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

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The audit report of Sadler Gibb and Associates on the consolidated financial statements of the Company for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal year ended December 31, 2013contained an uncertainty about the Company’s ability to continue as a going concern.

Sadler Gibb and Associates formerly the independent registered public accountant for First Colombia Gold, Inc. (“the Company”) resigned as the Company’s independent registered public accountant during 2014, there were no accounting issues cited.
ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2014,and as of December 31,2014, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion of our management was based on the material weaknesses described below is Management’s Report on Internal Control over Financial reporting.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on our assessment using those criteria, management believes that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria because of the material weaknesses discussed below. This assessment was based on the size of our company and the fact that we have only one financial expert on our management team, no independent audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.
Name	Age	Position	Served Since

Jason Castenir	34	Chief Executive Officer, Director	2014
Clarence Parks	41	President	2014
Dr. Robert Gates	78	Director	2014

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

ITEM 11. Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers whose total salary and bonus awards exceeded $100,000 during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2014, 2013  and 2012:

Summary Compensation Table 2014, 2013 and 2012

Name (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total ($)

Jason Castenir (CEO-CFO)	2014	0	0	26,265,000	0	0	26,265,000
Dr. Robert Gates (Former CEO)	2014	63,000	0	4,379,000	0	0	4,442,000
Clarence Parks (Former CFO)	2014	0	0	22,000,000	0	0	22,000,000
Pierro Sutti-Keyser, Former CEO (3)	2012 2013	0	0	0	0	10,000 12,640	10,000 12,640
Gilberto Zapata, Former CFO (4)	2012 2013	0	0	0	0	4,750 6,500	4,750 6,500
Norman Bracht Former CEO (5)	2011	-	-	-	-	13,500	13,500
Tony Langford Former CEO, CFO, Secretary & Treasurer (6)	2011	-	-	-	4,881	42,548	47,429
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2014, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Name	Number of Shares of Common	Number of Shares of Preferred (1)(4)	Total Number of Voting Shares

Officers & Directors :
Jason Castenir, Chief Executive Officer & Director	150,000,000	0	150,000,000
Clarence Parks, President & Director	100,000,000	0	100,000,000
Dr. Robert Gates, Director	110,000,000	0	110,000,000
5% or Greater:

TOTAL	360,000,000	0	360,000,000

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

During the year our officers loan working capital funds to the Company and repaid those funds as cash became available.

During the year we paid Robert Gates and his own firm MBC Services, Inc. management fees of $64,000.

During the year the board approved stock compensation to Robert Gates of 110,000,000 shares of common stock valued at $4,377,900 which was the fair market value on the date the compensation was authorized.

During the year the board approved stock compensation to Clarence Parks of 100,000,000 shares of common stock valued at $21,999,000 which was the fair market value on the date the compensation was authorized.

During the year the board approved stock compensation to Jason Castenir of 150,000,000 shares of common stock valued at $26,263,500 which was the fair market value on the date the compensation was authorized.

Options Issued to Officers & Directors

There were no options issued during the year ended December 31, 2014.

Preferred Shares Issued to Officers & Directors

There were no Preferred Shares Issued during the year ended December 31, 2014.

ITEM 14. Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us for professional services for the fiscal year ended December 31, 2014 and December 31, 2013:

	Fiscal 2014 Fees		Fiscal 2013 Fees
Fee Category
Audit Fees		$25,275	$29,824
Audit-Related Fees	$		$0
Tax Fees		-	-
All Other Fees		-	-

Total Fees		$25,275	$29,824

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

During fiscal 2014 or 2013, our independent registered public accounting firms did not bill us for any Tax Fees or Other Fees.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit Number	Description

31.1*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First Colombia Gold Corp

We have audited the accompanying balance sheet of First Colombia Gold Corp. as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Colombia Gold Corp at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations the past three years.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
June 23, 2015

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

/s/ Sadler, Gibb & Associates, LLC
     Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 18, 2014

FIRST COLOMBIA GOLD CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	As at	As at
	31 December	31 December
	2014	2013

Assets
Current Assets
Cash	$ 33,833	S 0
Prepaid expenses	0	1,145
Other receivable	0	16,500
Total current assets	33,833	17,645

Mineral property interests	-	-
Property and Equipment Net of Depreciation	493,901	4,113

Total Assets	$527,734	$21,758

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$289,438	$230,855
Accounts payable, related parties	29,550	38,346
Convertible notes payable, net of discounts of $1,038,502and $38,697	473,148	39,798
Derivative liabilities	544.392	671,998
Total Current Liabilities	1,336,528	980,997

Notes payable	264,100	241,100
	125,221	0
	389,321	241,100

Total Liabilities	1,725,849	1,222,097

Stockholders' Deficit
Preferred Stock
Blank Check Preferred Stock, authorized 116,818,182 shares, 0 issued and
outstanding	-	-
Series A Convertible Preferred Stock, par value $.001, authorized
50,000,000, 46,818,000 and 47,568,500 shares issued and outstanding, respectively	46,819	47,569
Series B Convertible Preferred Stock, par value $0, authorized
33,181,818, 0 issued and outstanding	-	-
Common Stock
Par value $.00001, authorized 850,000,000, and 398,707,651 and 1,158,028
shares issued and outstanding at December 31, 2014 and 2013, respectively	3,987	12
Additional paid-in capital	73,775,496	18,964,769
Deficit accumulated during the exploration stage	(75,024,417)	(20,212,689)

Total Stockholders' Deficit	1,198,115	(1,200,339)

Total liabilities and stockholders' equity deficit	$727,734	$21,758

The accompanying notes are an integral part of these consolidated financial statements

FIRST COLOMBIA GOLD CORP.
(An Exploration Stage Company)
Consolidated Statement of Operations

	For the	For the
	year ended	year ended
	31 December	31 December
	2014	2013

Revenues	$ 22,726	$ 0

Expenses
Depreciation	32,212	1,761
General and administrative	55,598,968	183,299
Impairment loss on mineral properties	0	36,650
Mineral property exploration expenditures	433,229	51,600
Total Operating Expense	56,064,409	273,310

Loss from operations	(56,064,409)	(273,310)

Other Items
Gain on extinguishment of debt	17,253	50,730
Gain on sale of oil and gas property	-	-
Interest income	-	-
Recovery of expenses	-	-
Interest expense	(1,795,289)	(456,156)
Gain(Loss) on derivative liabilities	3,503,865	(446,183)
Write-down of incorporation cost	-	-
Write-down of assets	-	-
Total Other Items	1,252,681	(851,609)

Net loss before income taxes	(54,811,728)	(1,124,919)

Future income tax recovery	-	-

Net loss from continuing operations	(54,811,728)	(1,124,919)

Discontinued operations of Beardmore Holdings, Inc.	-	-

Net loss	(54,811,728)	(1,124,919)

Loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)

Weighted average shares outstanding of common - basic and diluted	175,176,735	539,393

FIRST COLOMBIA GOLD CORP.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows

	For the	For the
	year ended	year ended
	31 December	31 December
	2014	2013

Cash Flows Used in Operating Activities:
Net Income (Loss)	$ (54,811,728)	$(1,124,919)
Adjustments:
Depreciation	32,212	1,761
Debt discount amortization and origination interest	444,387	444,387
Loss on derivative liabilities	(127,606)	446,183
Stock issued as compensation	53,997,637	-
Gain on extinguishment of debt		(50,730
Future income tax recovery	-	-
Accured interest	-	-
Gain on sale of oil and gas property	-	-
Mineral property acquisition
Stock-based compensation (recovery)	-	-
Write-down and impairment loss on mineral properties		36,650
Impairment loss on mineral properties
Changes in operating assets and liabilities	-	-
Other Receivable & Prepaid Expenses	16,500	9,855)
Asset retirement obligation	125,221	0
Increase (decrease) in accounts payable and accrued liabilities	49,786	134,968

Net Cash used in Continuing Operating Activities	(717,978)	(101,845)

Net cash used in discontinued operations	-	-

Net Cash used in Operating Activities	(101,845)	(101,845)

Net Cash Used In Investing Activities
Advances to related parties	1,145	0
Purchase of mineral property interests		(4,150
Proceeds from sale of oil and gas property	-	-
Oil and gas property acquisitions	-	-
Oil and gas exploration	-	-
Purchase of equipment	-	-
Website development costs	-	-

Net Cash Provided by Used In Investing Activities	1,145	(4,150

Cash Flows From Financing Activities:
Proceeds from notes payable	1,635,650	105,995
Payments of notes payable	(1,097,603)	-
Warrants exercised	-	-
Proceeds from common stock, net of share issue costs	213,354	-

Net Cash Provided by Financing Activities	751,401	105,995

Net cash used in discontinued operations

Net (Decrease) in Cash	34,568	-

Cash at Beginning of Period	-	-

Cash at End of Period	$34,568	$-
		-
Supplemental disclosure of cash flow information :

Stock issued for acquisition	522,000	0

Preferred shares exchanged for common stock	15

Common shares issued upon conversion of promissory notes	51,651	141,030
Notes payable issued for settlement of accounts payable	21,250	241,200
Preferred A shares issued for settlement of accounts payable		104,651

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficit

	Number of shares Preferred Stock	Preferred stock	Number of shares Common Stock	Common stock	Preferred stock	Additional paid-in capital	Deferred stock-based compensation	Share subscriptions received in advance	Deficit accumulated during the exploration stage	Non- controlling interest	Total stockholders' equity (deficiency)

Balance at 31 December 2012		-	167,373	2	-	$18,555,644	-	-	(19,087,770)	-	(532,124)

Preferred stock issued for
accounts payable	47,568,500	47,569				57,082					104,651
											-
Common stock issued upon conversion											-
of debt			990,656	10		141.020					141,030
											-
Exitnguishment of derivative liabilities											-
upon conversion of debt						211,023					211,023

Balance at 31 December 2013	47,568,500	47,569	1,158,028	12		18,964,769	-	-	(20,212,689)	-	(1,200,339)

Common stock issued as compensation			374,000,000	3,740		53,993,897					53,997,639
Common stock exchanges for accounts payable			458,333	5		21,245					21,250
Common stock issued fir conversion of notes			9,591,290	96		50,820					50,916
Common stock issued for acquisition			2000000	20		521,980					522,000
Stock issued for PPM			10,000,000	100		222.050					222,150
Preferred shares exchanged for common stock	(750,000)	(750)	1,500,000	15		735					0
Net Loss for December 31, 2014									(54,811,728)		(54,811,728)

Balance at 31 December 2013	46,818,500	46,819	398,707,651	3,987		73,775,496	-	-	(75,024,417)	-	(1,198,115)

The accompanying notes are an integral part of these financial statements

First Colombia Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
31 December 2014

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

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “ Development Stage Entities ”. The Company is devoting all of its present efforts in securing and establishing a new business. Its planned principal operations have not commenced and no revenue has been derived during the organization period.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 December 2014 and 2013, the Company had $33,833 and $0 cash and cash equivalents.

Property and equipment

Furniture, computer equipment, and office equipment and computer software are carried at cost and are amortized over their estimated useful lives of three to five years at rates as follows:

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

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, “ Earnings per Share ”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive..As of December 31, 2014 and 2013, the Company had 7,558,250 and 539,393 potential common shares from its convertible debt and convertible preferred stock.

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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $36,650 in the years ended December 31, 2014 and 2013 respectively.

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations” , which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 December 2014 the Company accrued asset retirement obligations of $125,221 based on estimates to close existing wells and perform cleanup operations.

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

Recent Accounting Pronouncements

 On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has consistently incurred operating losses, and as of December 31, 2014 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4. Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value $
As of December 31, 2014 :
Furniture, computer and office equipment	569,433	75,532	493,901
As of December 31, 2013 : Furniture, computer and office equipment	47,433	43,320	4,113

During the year ended 31 December 2014 and 2013, total additions to property and equipment were $522,000 and $0 and depreciation expense was $32,212 and $1,761.

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

On July 25, 2014, the Company entered in convertible note agreement with a private and accredited investor, Anubis Capital, in the amount of $149,500, unsecured, with principal and interest amounts due and payable upon maturity on July 25, 2015 (the “Anubis Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 20, 2014, the Company entered in convertible note agreement with a private and accredited investor, LDM Limited, in the amount of $222,150, unsecured, with principal and interest amounts due and payable upon maturity on August 20, 2015 (the “LDM #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 24, 2014, the Company entered in convertible note agreement with a private and accredited investor, Fire Hole Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on August 24, 2015 (the “FHC #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 26, 2014, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $105,000, unsecured, with principal and interest amounts due and payable upon maturity on August 26, 2015 (the “LG Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 29, 2014, the Company entered in convertible note agreement with a private and accredited investor, Union Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on August 29, 2015 (the “Union Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On September 3, 2014, the Company entered in convertible note agreement with a private and accredited investor, JSJ Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on September 3, 2015 (the “JSJ Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On September 15, 2014, the Company entered in convertible note agreement with a private and accredited investor, Adar Bays, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on September 15, 2015 (the “Adar Bays Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 14, 2014, the Company entered in convertible note agreement with a private and accredited investor, Vista Capital, in the amount of $25,000, unsecured, with principal and interest amounts due and payable upon maturity on October 15, 2015 (the “Vista Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 16, 2014, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity, in the amount of $70,000, unsecured, with principal and interest amounts due and payable upon maturity on October 16, 2015 (the “Auctus Note #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 22, 2014, the Company entered in convertible note agreement with a private and accredited investor, JMJ Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on October 22, 2015 (the “JMJ #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 27, 2014, the Company entered in convertible note agreement with a private and accredited investor, Iconic Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on October 27, 2015 (the “ICONIC #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 27, 2014, the Company entered in convertible note agreement with a private and accredited investor, Eastmore Capital, in the amount of $93,500, unsecured, with principal and interest amounts due and payable upon maturity on October 27, 2015 (the “EASTMORE #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 6, 2014, the Company entered in convertible note agreement with a private and accredited investor, Coventry Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 6, 2015 (the “COVENTRY #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 10, 2014, the Company entered in convertible note agreement with a private and accredited investor, JSJ Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 10, 2015 (the “JSJ #2”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 18, 2014, the Company entered in convertible note agreement with a private and accredited investor, Chicago Venture Group, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 18, 2015 (the “CVG #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 19, 2014, the Company entered in convertible note agreement with a private and accredited investor, Iconic Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on November 19, 2015 (the “ICONIC #2”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On December 4, 2014, the Company entered in convertible note agreement with a private and accredited investor, Sojourn Investments, in the amount of $15,000, unsecured, with principal and interest amounts due and payable upon maturity on December 4, 2015 (the “SOJOURN #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On December 16, 2014, the Company entered in convertible note agreement with a private and accredited investor, Union Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on December 16, 2015 (the “UNION #2”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

The Company issued this Note convertible into shares of the Company’s restricted common stock, in a transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The investors of these notes were “accredited investor,” as such term is defined in Rule 501(a) of Regulation D of the Securities Act. The Transactions were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The sale of the Notes did not involve a public offering and was made without general solicitation or general advertising. Neither the Notes nor the underlying shares of Common Stock issuable upon the conversion of the Notes have been registered under the Securities Act and neither may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The following is the summary of convertible promissory notes that are issued and outstanding as at 31 of December 2014 and as at 31 of December 2013:

Asher Note	0	32,500
Asher Note 2	0	12,995
AsherNote 3	0	16,500
Asher Note 4	0	16,500
Eastmore Capital	93,500	0
Actus Equity	70,000	0
Icinic Holdings	50,000	0
Vista Capital	25,000	0
JMJ	50,000	0
Iconic	100,000	0
Chicago Venture	50,000	0
JSJ	49,000	0
Union	50,000	0
Coventry	47,500	0
Anubis Capital	149,500	0
LDM Limited	222,150	0
Fire Hole Capital	100,000	0
LG Capital	105,000	0
Union Capital	100,000	0
JSJ Capital	100,000	0
Adar Bays	50,000	0
Sojourn	15,000	0
Union	85,000	0

Total	1,511,650	-
Unamortized Discount	(1,038,502)	(38,698)
Convertible notes payable, net	473,148	(39,978)

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

During the year our officers loan working capital funds to the Company and repaid those funds as cash became available.

During the year we paid Robert Gates and his own firm MBC Services, Inc. management fees of $64,000.

During the year the board approved stock compensation to Robert Gates of 110,000,000 shares of common stock valued at $4,377,900 which was the fair market value on the date the compensation was authorized.

During the year the board approved stock compensation to Clarence Parks of 100,000,000 shares of common stock valued at $21,999,000 which was the fair market value on the date the compensation was authorized.

During the year the board approved stock compensation to Jason Castenir of 150,000,000 shares of common stock valued at $26,263,500 which was the fair market value on the date the compensation was authorized.

8. Stockholders’ Deficit

Authorized

The total authorized capital consists of

•	850,000,000 common shares with par value of $0.00001 (Note 15)

•	116,818, 182 blank check preferred shares with no par value

•	50,000,000 designated class A preferred shares with par value of $0.001, no voting or conversion rights

Issued and outstanding

Common Stock

As at 31 December 2014, the total issued and outstanding capital stock was 398,707,651 common shares with a par value of $0.00001 per share.

As at 31 December 2013, the total issued and outstanding capital stock was 1,158,028 common shares with a par value of $0.00001 per share.

Issuances of Common Stock

In 2014 the Company issued 9,591,290 common shares were issued upon conversion of $51,651 upon conversion of debt.

In 2013 the Company issued 495,328,035 common shares issued upon conversion of $141,030 upon conversion of debt.

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

Stock options

The following stock options are outstanding as at 31 December 2014:

	Number of options	Exercise price	Remaining life (years)

Options	0	0	0

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

During the year ended 31 December 2012  75,000 options at a price of $0.07 per share expired.

During the year ended 31 December 2013  250,000 options at a price of $0.07 per share expired.

The following is a summary of stock option activities during the years ended 31 December 2014 and 2013:

	Number of stock options	Weighted average exercise price

Outstanding and exercisable at 1 January 2013	325,000	0.088
Granted	-	-
Exercised	-	-
Expired	(250,000)	0.070
Outstanding and exercisable at 31 December 2013	75,000	0.15

Outstanding and exercisable at 1 January 2014	400,000	0.085

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2014	0	0

Weighted average fair value of options granted during the year		-

Weighted average fair value of options granted during the year		0.00

The aggregate intrinsic value of options outstanding and exercisable at 31 December 2014 and 2013 was $nil and $nil, respectively.

9. Commitments and Contingencies

10. Income Taxes

The Company has losses carried forward for income tax purposes as of 31 December 2014 the Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes
The provision for refundable federal income tax for the years ended 31 December 2014 consists of the following:

	2014
	$

Refundable federal tax asset (liability) attributable to:
Current operations		54,811,728
Permanent differences		(54,811,725)
Less: Change in valuation allowance		(18,635,987)
Income tax expense		-

The tax effects of temporary differences that give rise to future income tax assets and liabilities as at 31 December 2014 are as follows:

	2014
	$

Statutory federal income tax rate		34%

Net operating loss carryforwards		75,024,417
Net deferred tax asset		18,756,104
Less: Valuation allowance		(18,756,104)

Future tax assets (liabilities)		-

The net operating losses of the Company will begin to expire in 2030.

As of December 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2014, and 2013 and no interest or penalties have been accrued as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

The Company’s derivative liability is an embedded derivative associated with one of the Company’s convertible promissory notes. The convertible promissory note was issued on during 2013 and 2014 and all have similar features and are thus grouped together here and for classification, (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of December 31, 2014 and 2013, the estimated fair value of derivative liability was determined to be $671,988 and $544,392, respectively. During the year ended December 31, 2014 and 2013, amortization of 1,772,539 and $444,387 was recorded against the discount. The change in the fair value of derivative liabilities for the year ended December 31, 2014 was $127,603 resulting in an aggregate gain on derivative liabilities of $3,305.865.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2014 and 2013, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$544,392	$-	$544,392	$-

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

12. ACQUISITIONS

On August 27, 2014, the Company completed the acquisition of tangible assets of SWO & ISM LLC and a 19.5% interest in oil and gas producing interest.  Pursuant to the Securities and Exchange Agreement the Company issued 2,000,000 shares of its common stock valued as of the date of closing SWO & ISM LLC is a Company involved in the exploration and production of gas and oil producing assets. The Company feels the assets acquired were greatly undervalued and fit with current Company projection and the interest in income assets enhances their position in the market. The following unaudited supplemental data presents the consolidated information as if the acquisition had been completed on January 1, 2013;

Years ended December 31,	12/31/2014	12/31/2013

Sales	47,724	113,630
Earnings Attributable to First Columbia Gold	(1,039,696)	(54,775,935)
Basic earnings per share available to common shareholders	0.00	0.00
Earnings per share assuming dilution available to common shareholders	0.00	0.00

Glossary of Certain Mining Terms

ADIT : An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

ALTERATION : Any physical or chemical change in a rock or mineral subsequent to its formation. Milder and more localized than metamorphism.

ANTICLINE: A fold with strata sloping downward on both sides from a common crest.

ASSAY : A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

BASALT: An extrusive volcanic rock composed primarily of plagioclase, pyroxene and some olivine.

BASE METAL : Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

BRECCIA : A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

CORE : The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

CROSSCUT : A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other ore body.

DEVELOPMENT : Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

DIAMOND DRILL: A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

DILUTION : (mining) Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore.

DIP: The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

DRIFT : A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

DUE DILIGENCE: The degree of care and caution required before making a decision; loosely, a financial and technical investigation to determine whether an investment is sound.

EXPLORATION: Work involved in searching for ore, usually by drilling or driving a drift.

GALENA : Lead sulphide, the most common ore mineral of lead.

GEOPHYSICAL SURVEY : Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

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

MINERAL RESOURCE : A deposit or concentration of natural, solid, inorganic or fossilized organic substance in such quantity and at such grade or quality that extraction of the material at a profit is currently or potentially possible.

MINERALIZATION : The presence of potentially economic minerals in a specific area or geological formation.

NET SMELTER RETURN: A share of the net revenues generated from the sale of metal produced by a mine.

OPEN PIT: A mine that is entirely on surface. Also referred to as open-cut or open-cast mine.

ORE : Material that can be mined and processed at a positive cash flow.

OREBODY: A natural concentration of valuable material that can be extracted and sold at a profit.

PATENT : The ultimate stage of holding a mineral claim in the United States, after which no more assessment work is necessary because all mineral rights have been earned.

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

RECLAMATION : The restoration of a site after mining or exploration activity is completed.

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

SILICA : Silicon dioxide. Quartz is a common example.

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

UNPATENTED MINING CLAIM : A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

VEIN: A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

WASTE: Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

XENOLITH : A fragment of country rock enclosed in an intrusive rock.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COLOMBIA GOLD CORP.
a Nevada corporation

Date: June 25, 2015

By: /s/   Jason Castinir
              Jason Castenir
              Chief Executive Officer & Director
              (Principal Executive Officer & Principal Accounting Officer)

Date: June 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.