Form 10-Q
period 2015-03-31
FIRST COLOMBIA GOLD CORP.
filed 2015-07-07
CIK 1045929

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10- Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2015

Common Stock, $0.00001 par value	2,697,961,680

PART I - FINANCIAL INFORMATION

Item 1.    Interim Consolidated Financial Statements

Our interim condensed consolidated financial statements included in this Form 10-Q as of March 31,2015 are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014.

F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.

F-4	Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	31 March	31 December
	2015	2014
	$	$
Assets
Current Assets
Cash and cash equivalents	$22,170	$33,833
Prepaid expenses	-	-
Accounts Receivable	-	-
Total current assets	22,170	33,833

Property and Equipment	393,235	493,901

Total Assets	$415,405	$527,734

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$378,422	$289,438
Accounts payable, related parties	29,550	29,550
Accrued interest	-	-
Convertible notes payable	627,556	473,148
Notes Payable	-	-
Advances - related parties	-	-
Current portion of long term notes payable	-	-
Derivative liabilities	2,769,327	544,392
Total Current Liabilities	3,804,855	1,336,528

Long term notes payable	264,100	264,100
Asset Retirement Obligation	125,221	125,221
Total Liabilities	4,194,176	1,725,849

Liabilities and Stockholders' Deficit
Stockholders' Deficit
Preferred Stock
Blank check preferred stock, par value $0, 150,000,000 shares authorized,
0 shares issued and outstanding at March 31, 2015 and March 31, 2014	-	-
Series A convertible preferred stock, par value $.001, 50,000,000 shares authorized, 46,818,000 shares issued and outstanding
at March 31, 2015 and March 31, 2014, respectively	46,819	46,819
Series B convertible preferred stock, par value $.001, 33,181,818 shares authorized, 0 and 0 shares issued and outstanding
at March 31, 2015 and March 31, 2014, respectively	-	-
Common Stock
Par value $.00001, 10,000,000,000 shares authorized, 2,378,622,897 and
398,707,651 shares issued and outstanding at March 31, 2015 and
December 31, 2014, respectively	23,786	3,987
Additional paid-in capital	75,756,993	73,775,496
Accumulated deficit	(75,024,417)	(75,024,417)

Total Stockholders' Deficit	(3,778,771)	(1,198,115)

Total liabilities and stockholders' deficit	$415,405	$527,734

	For the	For the
	three month	three month
	period ended	period ended
	31 March	31 March
	2015	2014
	$	$

Income	10,001	-
Oil Revenue	10,001	-
Total Revenue

Expenses
Operating Expenses	2,204,110	28,560

Loss from operations	(2,194,109)	(28,560)

Other Income/(Expense)
Gain on debt extinguishment	293,143	-
Interest expense	(645,268)	(40,619)
Gain/(Loss) on derivative liabilities	(2,035,718)	283,455
Total Other Income/(Expense)	(2,387,843)	242,836

Net loss	(4,581,952)	214,276

Loss per common share - basic and diluted	(0.00)	(.01)

Weighted average shares outstanding of common - basic and diluted	1,080,596,439	33,911,362

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

	For the	For the
	three month	nine month
	period ended	period ended
	31March	31 March
	2015	2014
	$	$
Cash Flows Used in Operating Activities:

Net Income (Loss)	(4,581,952)	214,276
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation and amortization	121,150	441
Common stock issued as compensation	1,800,000	-
Consulting fees	482,360	-
Debt discount amortization and origination interest	-	35,841
Gain on extinguishment of debt	(293,143)	-
Gain/(Loss) on derivative liabilities	2,035,718	(283,455)
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	-	3,000
Increase (decrease) in accounts payable – related parties	-	-
Increase (decrease) in accounts payable and accrued liabilities	(88,984)	16,397

Net Cash used in Operating Activities	(346,883)	(13,500)

Net Cash Used In Investing Activities
Sale of fixed assets	85,000	-

Net Cash Used In Investing Activities	85,000	-

Cash Flows From Financing Activities:
Proceeds from notes payable	250,220	13,500
Cost of repurchase of common stock	-	-
Warrants exercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	250,220	13,500

Net Increase (Decrease) in Cash	(11,663)	-

Cash at Beginning of Period	33,833	-

Cash at End of Period	22,170	-

Supplemental disclosure of noncash investing and financing activities :

Common shares issued upon conversion of promissory notes	-	5,780
Common shares issued for settlement of accounts payable	201,296	-
Common shares issued for services	1,800,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY

Notes to condensed consolidated financial statements

March 31, 2015

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

The Company’s consolidated financial statements as at 31 March 2015 and the three then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $4,581,952 for the three months ended 31 March 2015 (31 March 2014– Net loss of $214,276) and has a working capital deficit of $346,883 at 31 March 2015 (31 March 2014 – $13,500), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by numerous financing institutions.  If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY

Notes to condensed consolidated financial statements

March 31, 2015

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist solely of normal recurring adjustments. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 March 2015 and as 31 March 2014, the Company had $22,170 and $0 in cash and cash equivalents.

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

March 31, 2015

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

March 31, 2015

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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 for the three months ended March 31, 2015and 2014, respectively.

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

March 31, 2015

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

March 31, 2015

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

4.	Property and Equipment

During the period ending March 31, 2015 the total value of property and equipment were $393,235.

5.	Convertible Promissory Notes

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY

Notes to condensed consolidated financial statements

March 31, 2015

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY

Notes to condensed consolidated financial statements

March 31, 2015

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY

Notes to condensed consolidated financial statements

March 31, 2015

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

On January 16, 2015, the Company entered in convertible note agreement with a private and accredited investor, Mud Lake Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on January 16, 2016 (the “Mud Lake #2”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On January 26, 2015, the Company entered in convertible note agreement with a private and accredited investor, Eastmore Capital, in the amount of $64,000, unsecured, with principal and interest amounts due and payable upon maturity on January 26, 2016 (the “Eastmore #2”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On January 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Mud Lake Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on January 30, 2016 (the “Mud Lake #3”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On February 6, 2015, the Company entered in convertible note agreement with a private and accredited investor, KBM Worldwide, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on February 6, 2016 (the “KBM #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On March 13, 2015, the Company entered in convertible note agreement with a private and accredited investor, Service Trading Company, in the amount of $25,000, unsecured, with principal and interest amounts due and payable upon maturity on March 13, 2016 (the “STC #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On March 18, 2015, the Company entered in convertible note agreement with a private and accredited investor, GW Holdings, in the amount of $25,000, unsecured, with principal and interest amounts due and payable upon maturity on March 18, 2016 (the “GW #1”). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY

Notes to condensed consolidated financial statements

March 31, 2015

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

6 .         Related Party Transactions

During the periods ended 31 March 2015, the Company accrued $29,550 for management fees to officers and directors of the Company.  Additionally, 1,500,000,000 shares of common stock were issued to officers and directors for services rendered.

7.        Stockholders’ Deficit

Authorized

The total authorized capital consists of

10,000,000,000 common shares with par value of $0.00001

150,000,000 blank check preferred shares with no par value

50,000,000 Series A preferred shares with a par value of $0.001

Issued and outstanding

Common Stock

On 3 January 2014, the Company effected a 500 to 1 reverse split of its common stock. All share references in these condensed consolidated financial statements have been retroactively adjusted for this split.

During period ended 31 March 2015, the Company had 2,378,622,897 common shares outstanding.

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

March 31, 2015

8.         Commitments and Contingencies

The Company is committed to making repayments related to the convertible promissory notes payable.

9 .         Fair Value of Financial Instruments

A fair value hierarchy was established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The fair values of the financial instruments were determined using the following input levels and valuation techniques:

Level 1:	classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

Level 2:	classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3:	classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2015, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2015	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$2,769,327	$-	$2,769,327	$-

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY

Notes to condensed consolidated financial statements

March 31, 2015

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $346,883 at 31 March 2015, and $13,500 at 31 March 2014, but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

10. Other receivable

As of 31 December 2013, the Company has recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after period end.

11. Subsequent Events

On April 2 the company announced it has entered into an agreement with Triangle Restaurant Group to acquire their operations and to join with them in developing a fast food franchise.  The company is looking to open its first two locations by the end of September 2015.

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

We received a waiver of the $25,000 cash payment requirement, such payment was due in May 2013, and the Company was unable to make this payment, The Company elected to not continue under the former agreement, nor to explore further in the area after September 30, 2014.

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

The Company’s strategy is to build assets and cash flow through acquiring undervalued energy assets and build value through:

●☐☐	Building economies of scale in exploration , development , production and distribution
●☐☐	Adding reserves and increasing production by providing capital for exploration, equipment and well enhancement
●☐☐	Conducting exploration on properties and oil interests acquired which prior owners were unable to do due to financial or other constraints
●☐☐	Seek to be vertically integrated by building our own oil field services capability for drilling, maintenance and development wherever this is more cost effective

The Company expects this business plan to implement our strategy will result in a business model providing three revenue streams:

●☐☐	A revenue, profit or royalty interest in certain oil wells and leases
●☐☐	As a contractor providing oil well services ranging from drilling to operating to maintaining
●☐☐	Exploring and producing from wells and leases we own outright, which are subject to third-party royalties or working interests

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas .. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

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

Regulation of Drilling and Production . Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

●	the amounts and types of substances and materials that may be released into the environment,

●	the discharge and disposition of waste materials,

●	the reclamation and abandonment of wells and facility sites, and

●	the remediation of contaminated sites,

and require:

●	permits for drilling operations,

●	drilling bonds, and

●	reports concerning operations.

Environmental Regulations

General . Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

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

             As of March 31, 2015 the Company has not completed reserve studies on oil and gas assets acquired in the quarter. The prior operator has reported reserves existing on certain of the wells for which the Company will review as part of its plan to conduct new reserve studies.

Production, Production Prices and Production Costs

             Sales of oil during the quarter ending March 31, 2015 amounted to $10,001. All of our oil production has occurred in the United States.  The Company had no sales of oil and gas prior to the current quarter.

The Company owns a net retained interest (“NRI”) and net working interest (“NWI”) in 87 oil wells and oil leases, generally ranging from an NRI of 7.8% to 19.5%. This percentage interest is based on initial documentation received as part of the purchase of this interest. Revenue from this interest in the quarter was $1,738.99. The oil and gas operations in which the Company has this interest produced were reported to be 232.31 barrels of oil for a gross revenue of $2,230.46, with revenue costs reported at $26,514.45, for the quarter ended March 31, 2015.

              Delivery Commitments

             As of March 31, 2015, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

As of March 31, 2015, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Properties, Wells, Operations, Acreage and Current Activities

             The following table sets forth our interest in wells and acreage as of March 31, 2015.

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

The following table sets forth our interest (of this category) in wells and acreage as of March 31, 2015.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues

We have not generated any revenues from our operations since our inception through August 2014.  In September due to our recent acquisition of oil interests we received revenue of $2,230.46. In the 3 months ending in March 31, 215 we reported revenues of $10,001

Operating Expenses

We reported operating expenses in the amount of $2,204,110 for the three months ending in March 31, 2015, compared to operating expenses of $28,560 for the three months ended March 31, 2014. The increase was primarily a result of an increase in in expenses as it related to our oil acquisition.

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2015, we reported a net loss of $2,194,109. For the three months ended March 31, 2014, we reported a net loss of $28,560.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $22,170, compared to $0 at March 31, 2014.

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

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2015:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending legal proceeding as of March 31, 2015, we were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us. The legal agreement reached with a former convertible note holder is described below.

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

Item 4. Mine Safety Disclosures .

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

First Colombia Gold Corp.

Date: July 6, 2015 By:	/s/ Jason Castenir
Jason Castenir
Title :	Chief Executive Officer (Principal Executive Officer)

Date: July 6, 2015 By:	/s/ Jason Castenir
Jason Castenir
Title: Chief Financial Officer (Principal Accounting Officer)