Form 10-Q/A
period 2015-06-30
FIRST COLOMBIA GOLD CORP.
filed 2015-09-04
CIK 1045929

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2015

Common Stock, $0.00001 par value	3,906,416,225

FORM 10-Q
FIRST COLOMBIA GOLD CORP.
June 30, 2015

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements.	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information .	26

Item 6.	Exhibits.	28

Signatures

Certifications

PART I - FINANCIAL INFORMATION

Item 1.    Interim Consolidated Financial Statements

Our interim condensed consolidated financial statements included in this Form 10-Q as of June 30,2015 are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

F-2	Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014.

F-3	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014.

F-4	Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	30 June	31 December
	2015	2014
	$	$
Assets
Current Assets
Cash and cash equivalents	$0	$33,833
Prepaid expenses	-	-
Accounts Receivable	-	-
Total current assets	0	33,833

Property and Equipment	377,569	493,901

Total Assets	$377,569	$527,734

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$429,113	$289,438
Accounts payable, related parties	29,550	29,550
Accrued interest	-	-
Convertible notes payable	933,129	473,148
Notes Payable	-	-
Advances - related parties	-	-
Current portion of long term notes payable	-	-
Derivative liabilities	2,384,783	544,392
Total Current Liabilities	3,776,575	1,336,528

Long term notes payable	264,100	264,100
Asset Retirement Obligation	125,221	125,221
Total Liabilities	4,165,896	1,725,849

Liabilities and Stockholders' Deficit
Stockholders' Deficit
Preferred Stock
Blank check preferred stock, par value $0, 150,000,000 shares authorized,
0 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Series A convertible preferred stock, par value $.001, 50,000,000 shares authorized, 46,818,000 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	46,819	46,819
Series B convertible preferred stock, par value $.001, 33,181,818 shares authorized, 0 and 0 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	-	-
Common Stock
Par value $.00001, 10,000,000,000 shares authorized, 2,728,765,363 and
398,707,651 shares issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	27,287	3,987
Additional paid-in capital	75,853,549	73,775,496
Accumulated deficit	(77,715,982)	(75,024,417)

Total Stockholders' Deficit	(3,778,327)	(1,198,115)

Total liabilities and stockholders' deficit	$377,569	$527,734

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	30-Jun-15	30-Jun-14	30-Jun-15	30-Jun-14
Revenues	$2,126	$0	$12,127	$0

Operating expenses	39,962	947,184	2,244,072	975,744

Net Income(Loss) from operations	(37,836)	(947,184)	(2,231,945)	(975,744)

Other Items
Gain on extinguishment of debt	0	17,253	271,980	17,253
Interest expense	(384,630)	(428,008)	(1,029,898)	(468,627)
Gain/(Loss) on derivative liabilities	334,016	245,851	(1,701,702)	529,306
Total Other Items	(50,614)	(164,904)	(2,459,620)	77,932

Net operating income (loss) before income taxes	(88,450)	(1,112,088)	(4,691,565)	(897,812)

Future income tax recovery	0	0	0	0

Net operating income (loss) from continuing operations	$(88,450)	$(1,112,088)	$(4,691,565)	$(897,812)

Basic and Diluted Income(loss) per share	$(0.00)	$(0.09)	$(0.00)	$(0.13)

Weighted average shares outstanding of common -basic and diluted	2,628,765,363	12,346,349	1,854,680,901	6,815,668

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

	For the	For the
	three month	nine month
	period ended	period ended
	June 30	June 30
	2015	2014
	$	$
Cash Flows Used in Operating Activities:

Net Income (Loss)	(4,691,565)	(897,812)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation and amortization	136,816	881
Common stock issued as compensation	1,800,000	804,501
Consulting fees	482,360	-
Debt discount amortization and origination interest	533,073	454,874
Gain on extinguishment of debt	(293,143)	(17,253)
Gain/(Loss) on derivative liabilities	1,701,699	(529,306)
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	-	16,000
Increase (decrease) in accounts payable – related parties	-	-
Increase (decrease) in accounts payable and accrued liabilities	(38,293)	30,556

Net Cash used in Operating Activities	(369,053)	(137,559)

Net Cash Used In Investing Activities
Sale of fixed assets	85,000	-

Net Cash Used In Investing Activities	85,000	-

Cash Flows From Financing Activities:
Proceeds from notes payable	250,220	138,050
Cost of repurchase of common stock	-	-
Warrants exercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	250,220	138,050

Net Increase (Decrease) in Cash	(33,833)	491

Cash at Beginning of Period	33,833	-

Cash at End of Period	0	491

Supplemental disclosure of noncash investing and financing activities :

Common shares issued for settlement of accounts payable	0	43,432
Common shares issued for settlement of notes payable	229,662	42,433
Common shares issued for services	1,800,000	0

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2015

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

The Company’s consolidated financial statements as at 30 June 2015 and the three then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $88,450 for the three months ended 30 June 2015 (30 June 2014– Net loss of $1,112,088) and has a working capital deficit of $33,833 at 30 June 2015 (30 June 2014 – $491), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company’s solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by numerous financing institutions.  If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2015

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist solely of normal recurring adjustments. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 June 2015 and as 30 June 2014, the Company had $0 and $0 in cash and cash equivalents.

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
June 30, 2015

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
June 30, 2015

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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 for the three months ended June 30, 2015and 2014, respectively.

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
June 30, 2015

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
June 30, 2015

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

During the period ending June 30, 2015 the total value of property and equipment were $377,569.

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
June 30, 2015

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
June 30, 2015

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
June 30, 2015

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
June 30, 2015

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

6 .             Related Party Transactions

During the periods ended 30 June 2015, the Company accrued $29,550 for management fees to officers and directors of the Company.  Additionally, 1,800,000,000 shares of common stock were issued to officers and directors for services rendered.

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

During period ended 30 June 2015, the Company had 2,728,765,363 common shares outstanding.

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
June 30, 2015

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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2015, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2015	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$2,384,783	$-	$2,384,783	$-

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
June 30, 2015

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $4,143,726 atDecember 31, 2014, and $1,692,016, but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

10. Other receivable

As ofJune 30, 2014, the Company has recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after period end.

11. Subsequent Events

On April 2 the company announced it has entered into an agreement with Triangle Restaurant Group to acquire their operations and to join with them in developing a fast food franchise.  The company is looking to open its first two locations by the end of September 2015.  Additionally, on July 28, 2015, the company announced it is acquiring 100% interest in Enterprise Partners, Inc., which includes its current assets as well as all acquisition contracts the company has in place. Enterprise Partners currently has agreements in place to acquire 11 operating convenience stores in Alabama as well as a commercial fuel facility. The company has stated that, based on initial finances provided by the selling party, the 11 convenience store locations are currently producing in excess of $15 Million Annually in combined revenue and well over $1 Million in profits.

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

On April 2 the company announced it has entered into an agreement with Triangle Restaurant Group to acquire their operations and to join with them in developing a fast food franchise.  The company is looking to open its first two locations by the end of September 2015.  Additionally, on July 28, 2015, the company announced it is acquiring 100% interest in Enterprise Partners, Inc., which includes its current assets as well as all acquisition contracts the company has in place. Enterprise Partners currently has agreements in place to acquire 11 operating convenience stores in Alabama as well as a commercial fuel facility. The company has stated that, based on initial finances provided by the selling party, the 11 convenience store locations are currently producing in excess of $15 Million Annually in combined revenue and well over $1 Million in profits. Management believes that a significant portion of our future income as well as the bulk of our future expenditures and development will occur within these new business opportunities.  The current plan is to place restaurants franchises currently owned by the company through its acquisition of Triangle Restaurant Group in the convenience store locations that the company is currently in the process of purchasing.  These three ventures: Restaurants, Convenience Stores, and the Commercial Fuel Terminal, will act as the underlying revenue objectives of the company moving forward.

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

The Company’s strategy is to build assets and cash flow through acquiring undervalued energy assets and build value through:

• ❒❒	Building economies of scale in exploration , development , production and distribution
• r❒	Adding reserves and increasing production by providing capital for exploration, equipment and well enhancement
• r❒	Conducting exploration on properties and oil interests acquired which prior owners were unable to do due to financial or other constraints
·r❒	Seek to be vertically integrated by building our own oil field services capability for drilling, maintenance and development wherever this is more cost effective

The Company expects this business plan to implement our strategy will result in a business model providing three revenue streams:

• r❒	A revenue, profit or royalty interest in certain oil wells and leases
•❒r	As a contractor providing oil well services ranging from drilling to operating to maintaining
• r❒	Exploring and producing from wells and leases we own outright, which are subject to third-party royalties or working interests

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas . We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

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

Production, Production Prices and Production Costs

             Sales of oil during the quarter ending June 30, 2015 amounted to $2,126. All of our oil production has occurred in the United States.  The Company had no sales of oil and gas prior to the current quarter.

              Delivery Commitments

             As of June 30, 2015, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

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

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Revenues

We have not generated any revenues for the six months ended June 30, 2014.  In the six months ending in June 30, 215 we reported revenues of $12,127.

Operating Expenses

We reported operating expenses in the amount of $2,244,072 for the six months ending in June 30, 2015, compared to operating expenses of $975,744 for the six months ended June 30, 2014. The increase was primarily a result of an increase in in expenses as it related to our oil acquisition.

Net Income (Loss)

As a result of the above, for the six months ended June 30, 2015, we reported a net loss of $2,459,620. For the six months ended June 30, 2014, we reported a net loss of $77,932.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Revenues

We have not generated any revenues for the three months ended June 30, 2014.  In the 3 months ending in June 30, 215 we reported revenues of $2,126.

Operating Expenses

We reported operating expenses in the amount of $39,962 for the three months ending in June 30, 2015, compared to operating expenses of $947,184 for the three months ended June 30, 2014. The increase was primarily a result of an increase in in expenses as it related to our oil acquisition.

Net Income (Loss)

As a result of the above, for the three months ended June 30, 2015, we reported a net loss of $88,450. For the three months ended June 30, 2014, we reported a net loss of $1,112,088.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $0, compared to $0 at June 30, 2014.

Our present capital resources are insufficient to commence and sustain all planned acquisition, development and exploration activity. The company elected to re-focus its mining division on exploration in its existing areas of focus to determine acquisitions of more advanced properties, and retain its Skip claims for initial exploration. We estimate that for the next twelve months our mining division will require up to $100,000 in working capital for these plans. For our energy division we estimate that our oil field services division will require up to $200,000 in working capital, and our oil and gas operations require a minimum of $200,000 up to $400,000 for our activities which are geared to steadily establishing and increasing production from existing wells. Additionally, we estimate a need of $250,000 to complete the acquisition of Enterprise Partners, LLC.

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

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2015:

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

We are not currently a party to any pending legal proceeding as of June 30, 2015, we were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us. The legal agreement reached with a former convertible note holder is described below.

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

First Colombia Gold Corp.

Date: September 1, 2015	By:	/s/ Jason Castenir
Jason Castenir
	Title:	Chief Executive Officer (Principal Executive Officer)

Company Name

Date: September 1, 2015	By:	/s/ Jason Castenir
Jason Castenir
	Title:	Chief Financial Officer (Principal Accounting Officer)