Form 10-Q
period 2015-09-30
FIRST COLOMBIA GOLD CORP.
filed 2016-01-06
CIK 1045929

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51203
First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
406 Royal Parkway, Suite 10, Nashville, TN 37214 (Address of principal executive offices)

888-224-6561
(Registrant's telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "a smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 11, 2015

Common Stock, $0.00001 par value	3,907,897,089

PART I - FINANCIAL INFORMATION

Item 1.    Interim Consolidated Financial Statements

Our interim condensed consolidated financial statements included in this Form 10-Q as of September 30,2015 are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.

F-2	Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014.

F-3	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014.

F-4	Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	30 September	31 December
	2015	2014
	$	$
Assets
Current Assets
Cash and cash equivalents	$0	$33,833
Prepaid expenses	-	-
Accounts Receivable	-	-
Total current assets	0	33,833

Property and Equipment	361,903	493,901

Total Assets	$361,903	$527,734

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$518,469	$289,438
Accounts payable, related parties	29,550	29,550
Accrued interest	-	-
Convertible notes payable	1,223,568	473,148
Notes Payable	-	-
Advances - related parties	-	-
Current portion of long term notes payable	-	-
Derivative liabilities	2,783,376	544,392
Total Current Liabilities	4,554,963	1,336,528

Long term notes payable	264,100	264,100
Asset Retirement Obligation	125,221	125,221
Total Liabilities	4,944,284	1,725,849

Liabilities and Stockholders' Deficit
Stockholders' Deficit
Preferred Stock
Blank check preferred stock, par value $0, 150,000,000 shares authorized,
0 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Series A convertible preferred stock, par value $.001, 50,000,000 shares authorized, 46,818,000 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	46,819	46,819
Series B convertible preferred stock, par value $.001, 33,181,818 shares authorized, 0 and 0 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	-	-
Common Stock
Par value $.00001, 10,000,000,000 shares authorized, 3,907,897,089 and
398,707,651 shares issued and outstanding at September 30, 2015 and
December 31, 2014, respectively	39,079	3,987
Additional paid-in capital	75,885,257	73,775,496
Accumulated deficit	(80,553,536)	(75,024,417)

Total Stockholders' Deficit	(4,582,381)	(1,198,115)

Total liabilities and stockholders' deficit	$361,903	$527,734

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	30-Sept-15	30-Sept-14	30-Sept-15	30-Sept-14

Revenues	$0	$1,739	$12,127	$1,739

Operating expenses	36,166	4,396,269	2,280,238	5,371,600

Net Income(Loss) from operations	(36,166)	(4,394,530)	(2,268,111)	(5,369,861)

Other Items
Gain on extinguishment of debt	60,425	0	332,405	17,253
Interest expense	(402,795)	(929,247)	(1,432,693)	(1,398,286)
Gain/(Loss) on derivative liabilities	(459,018)	(66,058)	(2,160,720)	463,248
Total Other Items	(801,388)	(995,305)	(3,261,008)	(917,785)

Net operating income (loss) before income taxes	(837,554)	(5,389,835)	(5,529,119)	(6,287,646)

Future income tax recovery	0	0	0	0

Net operating income (loss) from continuing operations	$(837,554)	$(5,389,835)	$(5,529,119)	$(6,287,646)

Basic and Diluted Income(loss) per share	$(0.00)	$0.05	$(0.00)	$(0.60)

Weighted average shares outstanding of common - basic and diluted	4,096,108,797	10,405,595	2,643,840,699	10,405,595

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

	For the	For the
	three month	nine month
	period ended	period ended
	Sept 30	Sept 30
	2015	2014
	$	$
Cash Flows Used in Operating Activities:

Net Income (Loss)	(5,529,119)	(6,287,647)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation and amortization	46,998	2,108
Common stock issued as compensation	1,800,000	4,204,501
Consulting fees	-	-
Debt discount amortization and origination interest	1,255,722	1,384,121
Gain on extinguishment of debt	(332,405)	126,173
Gain/(Loss) on derivative liabilities	2,160,720	(463,248)
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	-	341,037
Increase (decrease) in accounts payable – related parties	-	(22,064)
Increase (decrease) in accounts payable and accrued liabilities	229,031	(88,038)

Net Cash used in Operating Activities	(369,053)	(803,057)

Net Cash Used In Investing Activities
Sale of fixed assets	85,000	-

Net Cash Used In Investing Activities	85,000	-

Cash Flows From Financing Activities:
Proceeds from notes payable	250,220	852,700
Cost of repurchase of common stock	-	-
Warrants exercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	250,220	852,700

Net Increase (Decrease) in Cash	(33,833)	49,643

Cash at Beginning of Period	33,833	-

Cash at End of Period	0	49,643

Supplemental disclosure of noncash investing and financing activities :

Common shares issued for settlement of accounts payable	0	43,432
Common shares issued for settlement of notes payable	273,162	42,433
Common shares issued for services	1,800,000	0

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2015

1.	Nature, Basis of Presentation and Continuance of Operations

First Colombia Gold Corp. (the "Company") was incorporated under the laws of the State of Nevada, U.S.A. under the name "Gondwana Energy, Ltd." On 5 September 1997. On 23 January 2007, the Company changed its name to "Finmetal Mining Ltd.". On 27 November 2006, the Company completed the acquisition of 100% of the shares of Finmetal Mining OY ("Finmetal OY"), a company incorporated under the laws of Finland. During the fiscal year ended 31 December 2006, the Company changed its operational focus from development of oil and gas properties, to acquisition of, exploration for and development of mineral properties in Finland.

On 22 May 2008, the Company changed its name to "Amazon Goldsands Ltd." And on 18 September 2008, the Company entered into a Mineral Rights Option Agreement and concurrently re-focused on the acquisition of, exploration for and development of mineral properties located in Peru. On 29 November 2010, the Company changed its name to "First Colombia Gold Corp.". The Company changed its name pursuant to a parent/subsidiary merger between the Company (as Amazon Goldsands Ltd.) and its wholly-owned non-operating subsidiary, First Colombia Gold Corp., which was established for the purpose of giving effect to this name change. In 2011 the Company expanded geographic focus to include North America, acquiring two mineral property interests while terminating its agreements related to the mineral property located in Peru in September 2011.

The business of mining and exploring for minerals involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations. The recoverability of the carrying value of exploration properties and the Company's continued existence are dependent upon the preservation of its interest in the underlying properties, the discovery of economically recoverable reserves, the achievement of profitable operations, or the ability of the Company to raise alternative financing, if necessary, or alternatively upon the Company's ability to dispose of its interests on an advantageous basis. Changes in future conditions could require material write downs of the carrying values.

Although the Company has taken steps to verify the title to the properties on which it is conducting exploration and in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company's title. Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company's fiscal year end is 31 December.

The Company's consolidated financial statements as at 30 September 2015 and the three then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $36,166 for the three months ended 30 September 2015 (30 September 2014– Net loss of $4,394,530) and has a working capital deficit of $33,833 at 30 September 2015 (30 September 2014 – $49,643), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company's solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by numerous financing institutions.  If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2015

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist solely of normal recurring adjustments. Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these condensed consolidated financial statements.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal OY, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006 and the results of Beardmore Holdings, Inc. ("Beardmore"), a company incorporated under the laws of Panama, to the date of disposal on 21 September 2011. All inter-company balances and transactions have been eliminated in these condensed consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 September 2015 and as 30 September 2014, the Company had $0 and $49,643 in cash and cash equivalents.

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
September 30, 2015

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Environmental costs

Environmental expenditures that are related to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to a plan of action based on the then known facts.

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, " Compensation – Stock Compensation ", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, " Earnings per Share ". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive.

Financial instruments

The carrying value of amounts receivable, bank indebtedness, accounts payable and convertible promissory notes approximates their fair value because of the short maturity of these instruments. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2015

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, " Income Taxes ", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets" . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 for the three months ended September 30, 2015and 2014, respectively.

Asset retirement obligations

The Company has adopted ASC 410, "Assets Retirement and Environmental Obligations" , which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 30 September 2014 and 31 December 2013, the Company did not have any asset retirement obligations.

Convertible debt

The Company has adopted ASC 470-20, "Debt with Conversion and Other Options" and applies this guidance retrospectively to all periods presented upon those fiscal years. The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

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
September 30, 2015

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of June 30, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

3.	Mineral Property Interests

Boulder Hill Project

On December 16, 2011, we entered into a Purchase and Sale Agreement ("Purchase Agreement") with Boulder Hill Mines Inc., an Idaho corporation ("Boulder Hill") relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the "Boulder Hill Claims").
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

South Idaho Silver Project

On 7 December 2011 (the "Effective Date"), the Company entered into an Assignment and Assumption Agreement (the "CCS Assignment") with Castle Creek Silver Inc. ("Castle Creek"), an Idaho corporation, and Robert Ebisch ("Robert E") to acquire by way of assignment from Castle Creek all of its rights, responsibilities and obligations under an Option to Purchase and Royalty Agreement (the "Purchase Agreement") dated 15 July 2011, by and between Castle Creek and Robert E. Castle Creek, under the Purchase Agreement, had the option to acquire an undivided 100% of the right, title and interest of Robert E in the unpatented mining claims owned and situated in Owyhee County, Idaho (the "South Idaho Property").

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
September 30, 2015

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

During the period ending September 30, 2015 the total value of property and equipment were $393,235.

5.	Convertible Promissory Notes

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On July 25, 2014, the Company entered in convertible note agreement with a private and accredited investor, Anubis Capital, in the amount of $149,500, unsecured, with principal and interest amounts due and payable upon maturity on July 25, 2015 (the "Anubis Note #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 20, 2014, the Company entered in convertible note agreement with a private and accredited investor, LDM Limited, in the amount of $222,150, unsecured, with principal and interest amounts due and payable upon maturity on August 20, 2015 (the "LDM #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 24, 2014, the Company entered in convertible note agreement with a private and accredited investor, Fire Hole Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on August 24, 2015 (the "FHC #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On August 26, 2014, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $105,000, unsecured, with principal and interest amounts due and payable upon maturity on August 26, 2015 (the "LG Note #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2015

On August 29, 2014, the Company entered in convertible note agreement with a private and accredited investor, Union Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on August 29, 2015 (the "Union Note #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On September 3, 2014, the Company entered in convertible note agreement with a private and accredited investor, JSJ Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on September 3, 2015 (the "JSJ Note #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On September 15, 2014, the Company entered in convertible note agreement with a private and accredited investor, Adar Bays, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on September 15, 2015 (the "Adar Bays Note #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 14, 2014, the Company entered in convertible note agreement with a private and accredited investor, Vista Capital, in the amount of $25,000, unsecured, with principal and interest amounts due and payable upon maturity on October 15, 2015 (the "Vista Note #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 16, 2014, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity, in the amount of $70,000, unsecured, with principal and interest amounts due and payable upon maturity on October 16, 2015 (the "Auctus Note #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 22, 2014, the Company entered in convertible note agreement with a private and accredited investor, JMJ Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on October 22, 2015 (the "JMJ #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2015

On October 27, 2014, the Company entered in convertible note agreement with a private and accredited investor, Iconic Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on October 27, 2015 (the "ICONIC #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On October 27, 2014, the Company entered in convertible note agreement with a private and accredited investor, Eastmore Capital, in the amount of $93,500, unsecured, with principal and interest amounts due and payable upon maturity on October 27, 2015 (the "EASTMORE #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 6, 2014, the Company entered in convertible note agreement with a private and accredited investor, Coventry Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 6, 2015 (the "COVENTRY #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 10, 2014, the Company entered in convertible note agreement with a private and accredited investor, JSJ Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 10, 2015 (the "JSJ #2"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 18, 2014, the Company entered in convertible note agreement with a private and accredited investor, Chicago Venture Group, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on November 18, 2015 (the "CVG #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On November 19, 2014, the Company entered in convertible note agreement with a private and accredited investor, Iconic Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on November 19, 2015 (the "ICONIC #2"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On December 4, 2014, the Company entered in convertible note agreement with a private and accredited investor, Sojourn Investments, in the amount of $15,000, unsecured, with principal and interest amounts due and payable upon maturity on December 4, 2015 (the "SOJOURN #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2015

On December 16, 2014, the Company entered in convertible note agreement with a private and accredited investor, Union Capital, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on December 16, 2015 (the "UNION #2"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On January 16, 2015, the Company entered in convertible note agreement with a private and accredited investor, Mud Lake Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on January 16, 2016 (the "Mud Lake #2"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On January 26, 2015, the Company entered in convertible note agreement with a private and accredited investor, Eastmore Capital, in the amount of $64,000, unsecured, with principal and interest amounts due and payable upon maturity on January 26, 2016 (the "Eastmore #2"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On January 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Mud Lake Capital, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on January 30, 2016 (the "Mud Lake #3"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On February 6, 2015, the Company entered in convertible note agreement with a private and accredited investor, KBM Worldwide, in the amount of $50,000, unsecured, with principal and interest amounts due and payable upon maturity on February 6, 2016 (the "KBM #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On March 13, 2015, the Company entered in convertible note agreement with a private and accredited investor, Service Trading Company, in the amount of $25,000, unsecured, with principal and interest amounts due and payable upon maturity on March 13, 2016 (the "STC #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

On March 18, 2015, the Company entered in convertible note agreement with a private and accredited investor, GW Holdings, in the amount of $25,000, unsecured, with principal and interest amounts due and payable upon maturity on March 18, 2016 (the "GW #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2015

The Company issued this Note convertible into shares of the Company's restricted common stock, in a transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The investors of these notes were "accredited investor," as such term is defined in Rule 501(a) of Regulation D of the Securities Act. The Transactions were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The sale of the Notes did not involve a public offering and was made without general solicitation or general advertising. Neither the Notes nor the underlying shares of Common Stock issuable upon the conversion of the Notes have been registered under the Securities Act and neither may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

6 .         Related Party Transactions

During the periods ended 30 September 2015, the Company accrued $29,550 for management fees to officers and directors of the Company.

7.        Stockholders' Deficit

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

During period ended 30 September 2015, the Company had 3,907,897,089 common shares outstanding.

Preferred Stock
Preferred A

On November 15, 2012, the Company filed a Certificate of Designation for its Class Series A Preferred Convertible Stock with the Secretary of State of Nevada designating 50,000,000 shares of its authorized Preferred Stock as Class A Preferred Convertible Stock. The Class A Preferred Shares have a par value of $.001 per share. The Class A Preferred Shares are convertible into shares of the Company's common stock at a rate of 1 preferred share equals 2 common shares. In addition, the Class A Preferred Shares rank senior to the Company's common stock. The Class A Preferred Shares have voting rights equal to that of the common stockholders and may vote on any matter that common shareholders may vote. One Class A Preferred Shares is the voting equivalent of two common shares. The Company has the right, at its discretion, to redeem the Class A Preferred shares at a price of $.01 per share.

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
September 30, 2015

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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2015, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2015	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$2,783,376	$-	$2,783,376	$-

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises primarily from the Company's cash and cash equivalents. The Company manages its credit risk relating to cash and cash equivalents by dealing only with highly-rated United States financial institutions. As a result, credit risk is considered insignificant.

Currency Risk

The majority of the Company's cash flows and financial assets and liabilities are denominated in US dollars, which is the Company's functional and reporting currency. Foreign currency risk is limited to the portion of the Company's business transactions denominated in currencies other than the US dollar.

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

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2015

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company had a working capital deficit of $4,143,726 at December 31, 2014, and $1,692,016, but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.

Other Risks

Unless otherwise noted, the Company is not exposed to significant interest rate risk and commodity price risk.

10. Other receivable

As of September 30, 2015, the Company has not recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after period end.

11. Subsequent Events

Recent company events included a Joint Venture agreement with Singa Energy Solutions, a fuel terminal purchase in North Carolina, a Letter of Intent signed to acquire 11 convenience stores in Alabama, and the company signed a Purchase and Sale Agreement to acquire four additional convenience stores and an automatic car wash.

The partnership between First Colombia Gold and Singa Energy introduced plans to provide diesel products to Suriname, the British Virgin Islands, and other Caribbean destinations, and will expand to other energy projects within the coming year, including the recently announced Joint Energy proposals sent to Suriname, Nepal and Belize for the construction of several photovoltaic facilities in those countries.

The joint venture also includes plans for the distribution of diesel products to the company's recently announced convenience store projects.  Once the purchase of these stores is completed, scheduled for the first quarter of 2016, the company plans to implement distribution deals to these stores through its recently acquired fuel terminal, located in Greensboro, North Carolina.  This terminal also allows the company to sell and distribute diesel products to global operators through its partnership with Singa Energy Solutions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

As used in this Quarterly Report, the terms "we," "us," "our," "the Company", and "First Colombia" mean First Colombia Gold Corp. and our subsidiaries unless otherwise indicated.

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

The Company announced a Letter of Intent for a Purchase and Sale Agreement which was entered into on July 15, 2014, and subsequently amended on August 27, 2014. This resulted in the Company acquiring various personal property including transportation and drilling equipment, land and buildings, and other assets including interests in oil wells and leases. The Company has established a divisional office in Albany, Kentucky for its energy division in September 2014. The Company's current activities are primarily focused on initiating and expanding oil production.

The Company is in a process of reviewing its mining division strategy and business plan to re-focus on projects with a shorter time frame for development or securing joint-venture partners.

The Company has hired several operations personnel and is expecting more significant production to begin in the fourth quarter of the current fiscal year. The Company's short term objective is to reach a target monthly production of 1,000 to 2,500 barrels of oil per month, which is subject to working capital availability and the risk factors described herein.

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

Mining Division

Description of our Mineral Property Interests

South Idaho Silver Project

On December 7, 2011 (the "Effective Date"), we entered into an Assignment and Assumption Agreement ("Assignment Agreement") with a private corporation. ("Castle Creek"), an Idaho corporation, and a private individual ('Ebisch"). Castle Creek and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2011 (the "Option Agreement"), for Castle Creek's option to acquire an undivided 100% of the right, title and interest of Ebisch in and to the PB 7, 9, 11, 12, 23, 25, 27, and 29 lode mining claims (IMC #'s, respectively, 196852, 196854, 196856, 196857, 196866, 196867, 196868, and 196869), situated in Owyhee County, Idaho,. Pursuant to the terms of the Assignment Agreement, Castle Creek transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Option Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Option Agreement.

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

Boulder Hill Project

Purchase and Sale Agreement of Unpatented Mining Claims

On December 16, 2011, we entered into a Purchase and Sale Agreement ("Purchase Agreement") with Boulder Hill Mines Inc., an Idaho corporation ("Boulder Hill") relating to the purchase from Boulder Hill of three unpatented mining claims situated in Lincoln County, Montana (the "Boulder Hill Claims"). As consideration for the Boulder Hill Claims, we issued Boulder Hill 1,000 (500,000 pre-reverse )restricted shares of our common stock, are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.

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

Assignment and Assumption of Lease Agreement

On December 16, 2011 (the "Effective Date"), we entered into an Assignment and Assumption Agreement ("Boulder Hill Assignment Agreement") with Boulder Hill, and a private individual ("Ebisch"). Boulder Hill and Ebisch are parties to an Option to Purchase and Royalty Agreement dated July 15, 2008, as amended on August 1, 2011 (the " Boulder Hill Option Agreement") which granted to Boulder Hill an option to acquire an undivided 100% of the right, title and interest of Ebisch in and to that certain Montana State Metal ferrous Gold Lease M-1974-06 dated August 21,2006 he entered into with the State of Montana (the "Montana Gold Lease") under which Ebisch was granted the exclusive right to prospect, explore, develop and mine for gold, silver and other minerals on property situated in Lincoln County, Montana. The Montana Gold Lease is for a ten (10) year term and is subject to the 5% net smelter return due to the State of Montana. Pursuant to the terms of the Boulder Hill Assignment Agreement, Boulder Hill transferred and assigned us all of its right, title and interest, in, to and under the Option Agreement and we assumed the assignment of the Boulder Hill Option Agreement agreeing to be bound, the same extent as Boulder Hill, to the terms and conditions of the Boulder Hill Option Agreement. As consideration for the Boulder Hill Assignment Agreement, we issued Boulder Hill 1,000 (500,000 pre reverse) restricted shares of our common stock and are obligated to pay Boulder Hill $25,000 in cash within twelve (12) months of the Effective Date, which is December 16, 2012, waived until May 2013, and $25,000 in cash within twenty-four (24) months of the Effective Date, which is December 16, 2013.

The Boulder Hill Option Agreement provided for certain cash payments, some of which were met, however the Company has elected to let the agreement lapse.

Nile Mine Project

Memorandum of Understanding to Earn-Interest in the Nile Mine Project

On May 1, 2013, the Company with GMRV, a branch of 4uX, LLC, a private Montana company ("GMRV") entered into a Memorandum of Understanding ("MOU") to enter into a Definitive Agreement within 180 days for the Company to earn a fifty percent interest in the Nile Mine project. The Company has not entered into a final and definitive agreement at this time.  In May 2014 GMRV waived 2013 cash payments in exchange for an agreed upon payments by June and September 30 of 2014, respectively, and provided additional time for preparation and implementation of a definitive agreement.  The Company made a payment of the $5,000 due by June 2014 in the form of cash and restricted common shares. The Company is discussing modification and further extensions of the MOU and/or entering into a final definitive agreement, but did not make the required payments as of September 30, 2014. The Memorandum of Understanding therefore is in default.

Land Status

The project is owned/controlled by GMRV and private interests. The Company signed a Memorandum of Understanding ("MOU") on the project effective May 1, 2013 containing the following terms and conditions for the Company to earn a 50% interest in the project, subsequently amended in May 2014:

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

The Company agreed that work commitment will include the consulting services that will be provided by GMRV. The parties in good faith agree to enter into a definitive agreement with duration of 10 years, with a work commitment for this period of $250,000 and annual minimum advance royalty payments of $5,000 per year in cash, common shares, or preferred shares, at First Colombia's option, for First Colombia to earn a 50% interest in the project. Should a mutually agreed upon definitive agreement not be agreed on and implemented within the effective date of this agreement, the payment referred to above shall be non-refundable. As above this requirement is temporarily waived.

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

Project Infrastructure, Access and Power

There is evidence and historical information that indicates some level of production from the Nile Mine but the Company hasn't completed a thorough review of this data.

Reserves

There are no established reserves on the project.

Permitting

In Montana an Exploration License or POO (Plan of Operation) may be required depending on the extent of planned surface disturbance or water discharge form exploration and development activities, and such permits can typically require bonding.

Exploration Plans

We have been in discussions with GMRV for an initial exploration plan involving surface sampling, road building and other rehabilitation work to improve underground access, and possible bulk sampling. We estimate this plan would cost between $5,000 to $25,000, and provided funding is available, we plan to embark on this plan in the period between January and June 2016... During the quarter surface samples were taken of the property and are awaiting assay. The Company incurred $5,000 related to the implementation of the MOU agreement, in the period ending September 30, 2014. The Company however is in default to the original MOU, thus would need to negotiate a revised agreement to proceed for which there is no assurance a revision could be negotiate under terms the company considers acceptable.

Skip Claims

Land Status

The Skip unpatented mining claims comprise approximately forty acres and are considered a potential silver prospect.

Reserves

There are no established reserves on the property.

  Exploration History

The Company has no documented information on prior exploration history. The Company has noticed evidence of trenching on the property.

Exploration Plans

The Company's next step would be to prepare basic mapping, geologic mapping and taking surface samples. The Company believes that seeking a joint-venture partner would be the preferable approach to advancing the project.

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

We are also considering further geographic locations for exploration projects including Mexico and Europe. This activity consists primarily of reviewing historical data to determine potential areas of interest, to be followed by a determination for requirements and potential for acquiring mineral property interest. These activities may not lead to future acquisitions absent future financing under terms deemed acceptable to, if any such financing is available, and determining properties that management believes are properties of merit to add to our portfolio of mineral interests. The Company has retained consulting assistance in south Eastern Europe, and we forecast consulting expenditures of $5,000 to $15,000 in the upcoming six months.

Please find attached certain mining terms that may not be familiar.

Glossary of Certain Mining Terms

Andesite	A gray, fine-grained volcanic rock, chiefly plagioclase and feldspar
Argentite	A valuable silver ore, Ag2S, with a lead-gray color and metallic luster that is often tarnished a dull black
Arsenic	A very poisonous metallic element that has three allotropic forms
Arsenopyrite	A silvery-gray mineral consisting of an arsenide and sulfide of iron
Basalt	An extrusive volcanic rock composed primarily of plagioclase, pyroxene and some olivine
brecciated tuffs	Rocks in which angular fragments are surrounded by a mass of fine grained minerals
Chalcopyrite	A sulphide mineral of copper and iron the most important ore mineral of copper
Cretaceous	Geologic period and system from circa 145.5 ± 4 to 65.5 ± 0.3 million years ago
Diorite	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene
Electrum	An alloy of silver and gold
Eocene	the second epoch of the Tertiary Period
Epithermal	Pertaining to mineral veins and ore deposits formed from warm waters at shallow depth
Fault	A break in the Earth's crust caused by tectonic forces which have moved the rock on one side with respect to the other.
Galena	Lead sulphide, the most common ore mineral of lead
Granodiorite	a phaneritic igneous rock with greater than 20% quartz
Hornfels	A fine-grained metamorphic rock composed of quartz, feldspar, mica, and other minerals
Humus	organic component of soil, formed by the decomposition of leaves and other plant material by soil microorganisms
Igneous	Formed by the solidification
kaolin-chlorite	A fine soft white clay, used for making porcelain and china, as a filler in paper and textiles, and in medicinal absorbents
Metamorphism	The process by which the form and structure of rocks is changed by heat and pressure
Miocene	the fourth epoch of the Tertiary period.
montmorillonite	An aluminum-rich clay mineral of the smectite group, containing sodium and magnesium
paragenesis	A set of minerals that were formed together, esp. in a rock, or with a specified mineral
Piedrancha	A fault line in Colombia
Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination
Sericite	a fine grained mica, either muscovite, illite, or paragonite
Shale	Sedimentary rock formed by the consolidation of mud or silt
Sphalerite	A zinc sulphide metal; the most common ore mineral of zinc
Tertiary	Stones deposited during the Tertiary period lasting from about 65 million to 1.6 million years ago
Zinc	a silvery-white metal that is a constituent of brass and is used for coating (galvanizing)

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

The Company's strategy is to build assets and cash flow through acquiring undervalued energy assets and build value through:

●	Building economies of scale in exploration , development , production and distribution
●	Adding reserves and increasing production by providing capital for exploration, equipment and well enhancement
●	Conducting exploration on properties and oil interests acquired which prior owners were unable to do due to financial or other constraints
●	Seek to be vertically integrated by building our own oil field services capability for drilling, maintenance and development wherever this is more cost effective

The Company expects this business plan to implement our strategy will result in a business model providing three revenue streams:

●	A revenue, profit or royalty interest in certain oil wells and leases
●	As a contractor providing oil well services ranging from drilling to operating to maintaining
●	Exploring and producing from wells and leases we own outright, which are subject to third-party royalties or working interests

General Oil and Gas Industry Overview

Our energy division is principally focused on "upstream" activities which include (a) acquiring mineral rights (b)
exploring for oil (c) drilling wells and installing production equipment (d)lifting the oil to surface (e) storing and preparing for transport.

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

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas specifically exempt from regulation (i.e., unless the gas is deregulated). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission ("FERC"). In June 1986 the FERC issued Order No. 451, which in general is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

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

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to FERC's jurisdiction. The most notable of these are natural gas transmission companies.

FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action FERC will take on these matters. However, we do not believe that any action taken will affect us much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete.

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

Regulation of Drilling and Production . Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

●	the amounts and types of substances and materials that may be released into the environment,

●	the discharge and disposition of waste materials,

●	the reclamation and abandonment of wells and facility sites, and

●	the remediation of contaminated sites,

and require:

●	permits for drilling operations,

●	drilling bonds, and

●	reports concerning operations.

Environmental Regulations

General . Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

●	Clean Air Act,

●	Oil Pollution Act of 1990,

●	Federal Water Pollution Control Act,

●	Resource Conservation and Recovery Act ("RCRA"),

●	Toxic Substances Control Act, and

●	Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

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

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

●	a "generator" or "transporter" of hazardous waste, or

●	an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA's requirements because our operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

●	the "owner" or "operator" of the site where hazardous substances have been released, and

●	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA's definition of a "hazardous substance." As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

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

Delivery Commitments

             As of September 30, 2015, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Revenues

We have not generated any revenues for the six months ended September 30, 2015.  In the six months ending in September 30, 2014 we reported revenues of $1,739.

Operating Expenses

We reported operating expenses in the amount of $36,166 for the three months ending in September 30, 2015, compared to operating expenses of $4,396,269 for the three months ended September 30, 2014.

Net Income (Loss)

As a result of the above, for the three months ended September 30, 2015, we reported a net loss of $36,166. For the three months ended September 30, 2014, we reported a net loss of $4,394,530.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Revenues

We have generated revenues for the nine months ended September 30, 2015 of $12,127.  In the 9 months ending in September 30, 2014 we reported revenues of $1,739.

Operating Expenses

We reported operating expenses in the amount of $2,280,238 for the nine months ending in September 30, 2015, compared to operating expenses of $5,371,600 for the nine months ended September 30, 2014.

Net Income (Loss)

As a result of the above, for the nine months ended September 30, 2015, we reported a net loss of $2,268,111. For the nine months ended September 30, 2014, we reported a net loss of $5,369,861.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $0, compared to $1,739 at September 30, 2014.

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

The Company during the quarter began a second operating division which will operate in the energy field, the Company expects additional critical accounting policies in relation to oil and gas production will be in place during the fourth quarter of the current fiscal year. The Company has adopted "full cost" accounting for its oil and gas activities as further described in notes to our financial statements, which include cost ceiling test analysis and a revision to our asset retirement obligation calculations.

  Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management's assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q that our internal control over financial reporting has not been effective. The company intends, prior to the next fiscal year as the company's finances improve, to hire additional accounting staff and implement additional controls.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2015:

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending legal proceeding as of September 30, 2015, we were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us. The legal agreement reached with a former convertible note holder is described below.

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

First Colombia Gold Corp.

Date: December 30, 2015	By:	/s/ Jason Castenir
Jason Castenir
	Title :	Chief Executive Officer (Principal Executive Officer)

Date: December 30, 2015	By:	/s/ Jason Castenir
Jason Castenir
	Title:	Chief Financial Officer (Principal Accounting Officer)