Form 10-K
period 2015-12-31
FIRST COLOMBIA GOLD CORP.
filed 2016-05-31
CIK 1045929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number:   000-51203

First Colombia Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0425310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

406 Royal Parkway Nashville, TN 37214
(Address of principal executive offices) (Zip Code)

Registrant’s telephone, including area code: 1-866-637-2919

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2016
Common Stock, $0.00001 par value	4,837,886,575

Documents Incorporated by Reference: None.

FORM 10-K
FIRST COLOMBIA GOLD CORP.
DECEMBER 31, 2015

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

The Company is in a process of reviewing its mining division strategy and business plan to re-focus on projects with a shorter time frame for development or securing joint-venture partners. All mining projects have been fully impaired as of December 31, 2013.

The Company has hired several operations personnel and is expecting more significant production to begin in the fourth quarter of the current fiscal year. The Company’s short term objective is to reach a target monthly production of 1,000 to 2,500 barrels of oil per month, which is subject to working capital availability and the risk factors described herein.

On April 2, 2015 the company announced that, with the declining oil prices and the high drilling and production costs that the company had divested itself of some of its oil and gas assets and paid off a Two Hundred Fifty Thousand Dollar bank note, releasing liens held on other equipment owned by the company. It also announced it had entered into an agreement with Triangle Restaurant Group to acquire their operations and to join with them in developing a fast food franchise. The company is looking to open its first two locations by the end of September 2015. Additionally, on July 28, 2015, the company announced it is acquiring 100% interest in Enterprise Partners, Inc., which includes its current assets as well as all acquisition contracts the company has in place. Enterprise Partners currently has agreements in place to acquire 11 operating convenience stores in Alabama as well as a commercial fuel facility. The company has stated that, based on initial finances provided by the selling party, the 11 convenience store locations are currently producing in excess of $15 Million Annually in combined revenue and well over $1 Million in profits. Management believes that a significant portion of our future income as well as the bulk of our future expenditures and development will occur within these new business opportunities.  The current plan is to place restaurants franchises currently owned by the company through its acquisition of Triangle Restaurant Group in the convenience store locations that the company is currently in the process of purchasing.  These three ventures: Restaurants, Convenience Stores, and the Commercial Fuel Terminal, will act as the underlying revenue objectives of the company moving forward.

In order to better achieve that objective, the company announced that a Joint Venture on November 9, 2015 with Singa Energy Solutions.  Singa Energy Solutions is a global energy development company that specializes in power plant manufacturing and development in emerging markets.  Additionally, they have a broad network of energy suppliers and end users that will greatly aid the company in distributing and selling petroleum products both in the United States and around the world.

On April 4, 2016, the company announced that it had acquired Singa Energy Solutions. This acquisition was the result of a five month joint venture partnership in which both companies realized the benefit and opportunity that operating within a single entity as one company could provide as well as allowing for better structure and streamlined operations to benefit both the domestic and international operations.

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

As of December 31, 2014, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Properties, Wells, Operations, Acreage and Current Activities

             The following table sets forth our interest in wells and acreage as of December 31, 2014.

	Number of Productive Wells (1)		Developed Acreage (4)		Undeveloped Acreage
	Gross (2)	Net (3)	Gross (2)	Net (3)	Gross (2)	Net (3)
Oil	0	0	0	0	0	0

Gas	0	0	0	0	0	0

(1)	A well which has both oil and gas completions is classified as an oil well.
(2)	A gross well or acre is a well or acre in which we own an interest.
(3)	A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(4)	Developed acreage is acreage assignable to productive wells.

During the year ending December 31, 2014, 46 wells were being worked on for a return to production.

During the year ending in December 31, 2015, due to a lack of production these leases were defaulted upon and with the company having inadequate funding to support the ongoing drilling and production operations these leases were forfeited as a part of the corporate restructuring and overall change of focus towards fuel distribution as well as the retail aspects of the business.

Interest in Net Revenues of Oil Wells and Leases

The Company acquired a 19.5% interest in the net revenue interest of a private Company during the quarter ending September 30, 2014. The interest is in 35 leases, containing at present 92 wells. The net interest acquired ranges from 2.0475 to 16.72125% according to the records provided, and is currently being reviewed.

The following table sets forth our interest (of this category) in wells and acreage as of December 31, 2015.

	Number of Productive Wells (1)	Developed Acreage (4)	Undeveloped Acreage
Oil	0	2610.27	1801.24

Gas	0	0	0

(1)	A well which has both oil and gas completions is classified as an oil well.
(2)	A gross well or acre is a well or acre in which we own an interest.
(3)	A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.
(4)	Developed acreage is acreage assignable to productive wells.

During the year ending December 31, 2014 the operator of these leases and wells reported that 62 wells were being worked on for a return to production, i.e. those with a working interest, out of a total 24 wells being prepared for a return to production.

During the year ending in December 31, 2015, due to a lack of production these leases were defaulted upon and with the company having inadequate funding to support the ongoing drilling and production operations these leases were forfeited as a part of the corporate restructuring and overall change of focus towards fuel distribution as well as the retail aspects of the business.

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

Results of Operations for the Twelve Months Ended December 31, 2015 and 2014

Revenues

First Colombia Gold had not generated any revenues from operations since our inception through August 2014, however, September due to our recent acquisition of oil interests we received revenue of $2,230.46.  In total, we received $22,726 in revenue through December 31, 2014 as a result of our oil acquisition. Since December, however, there was a drastic drop in revenue due to the fact that oil prices and the overall strength of the energy markets had deteriorated significantly.  In the year ending December 31, 2015 the company had generated a total of $12,127 in revenue.

Operating Expenses

We reported operating expenses in the amount of $2,322,814 for the twelve months ending December 31, 2015, a decrease of $53,064,409.  Of that number, $147,664 was depreciation and amortization with the remaining being stock compensation related to numerous issuances in conjunction compensation and services booked at a variety of market prices throughout the year ending December 31, 2015. For the year ending December 31, 2014 we had operating expenses of $56,064,409.

Other Income/Expense

The Company recorded net other income of $(3,596,533) a decrease of $4,826,488 which was mostly the result of loss on derivative liabilities of $1,904,998 for the twelve months ended December 31, 2014 as well as an interest expense of $1,591,256 for the 2015 fiscal year compared to an interest expense of $1,795,289 for the 2014 fiscal year. The derivative liability is premeasured quarterly. For the year ended December 31, 2015 we recorded ($1,904,998).

Net Income (Loss)

As a result of the above mentioned items, for the twelve months ended December 31, 2015, we reported a net loss of $5,907,220 for the year ending December 31, 2014.and a net loss for the year ended December 31, 2013 of $54,811,728 which was an decrease of $48,904,508 for the factors cited above,

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of $0, compared to $33,833 at December 31, 2014.

Our present capital resources are insufficient to commence and sustain all planned acquisition, development and exploration activity. The company elected to re-focus its mining division on exploration in its existing areas of focus to determine acquisitions of more advanced properties, and retain its Skip claims for initial exploration. We estimate that for the next twelve months our mining division will require up to $100,000 in working capital for these plans. For our energy division we estimate that our oil field services division will require up to $200,000 in working capital, and our oil and gas operations require a minimum of $200,000 up to $400,000 for our activities which are geared to steadily establishing and increasing production from existing wells. Additionally, we estimate a need of $250,000 to complete the acquisition of Enterprise Partners, LLC. In addition, we are looking to increase our current fuel distribution business. In the first quarter of 2016, we are projecting over $100,000 in revenue from fuel distribution and are looking to increase those numbers moving into the second quarter of 2016.

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

Cash Used in Operating Activities

Operating cash flows for the period ending December 31, 2015 were a negative $5,907,220. The increase in negative cash flow from operations is due to increases in debt discount amortization, origination interest, and stock issued for services, offset by gain on derivative liabilities.

Cash Used in Investing Activities

For the year ended December 31, 2015, we used $85,000 in investing activities, as compared to $0 used in investing activities during the twelve months ended December 31, 2014.

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

Critical Accounting Policies

Our interim consolidated financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. We consider certain accounting policies to be critical to an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2015:

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

As noted in our consolidated financial statements, we have incurred an accumulated net loss of $80,931,637 for the period from inception on September 5, 1997 to December 31, 2015 and have presently no source of revenue. At December 31, 2015, we had a working capital deficit. As of December 31, 2015, we had cash and cash equivalents in the amount of $-0-. We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of Scrudato & Co., PA for the year ended December 31, 2015 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

In preparing our consolidated financial statements for the year ended December 31, 2014, our management identified material weaknesses in our internal control over financial reporting and our failure to remediate these material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information. Such weakness has neither been cured nor resolved during the year ended December 31, 2015.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2015. Such weakness was not cured or resolved during the year ended December 31, 2015. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by management as of December 31, 2015   were attributable to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

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

We have unsecured convertible notes that came due in 2015 and will continue to come due in 2016 and we have limited resources to pay these notes on the maturity date.

Over the last several years, we have been funding our operations through the sale of both equity and debt securities. We have $1,345,052 worth of convertible notes outstanding at December 31, 2015(net of unamortized discount).

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

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we expect our actual operating results to continue to fluctuate;

●	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

●	overall stock market fluctuations;

●	economic conditions generally and in the mining industries in particular;

●	announcements concerning our business or those of our competitors or vendors;

●	our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;

●	future sales of common stock;

●	actions initiated by the SEC or other regulatory bodies;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

●	* convertible note holders have the right to convert the notes to common shares at a discount which could have the effect of depressing the stock price

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

The Option Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Option Agreement provide that we will have exercised the option to acquire an undivided 100% of Ebisch’s right, title and interest in and to the South Idaho Silver Project after incurring an aggregate of $210,000 in exploration expenditures, paying Ebisch an aggregate of $80,000 plus five per cent (5%) of any joint-venture and buyout payments (hereafter referred to as “JV&BP”) and paying filing fees over the term of the Option Agreement. The Option Agreement provides that the cash payments payable to Ebisch shall be made according to the following schedule:

●	$2,500 on or before January 31, 2012 plus five per cent (5%) of any JV&BP;(paid)

●	$2,500 on or before September 15, 2012 plus five per cent (5%) of any JV&BP;(waived until March 31,2013and by June 30,2013);(paid)

●	$5,000 on or before September 15, 2013 plus five per cent (5%) of any JV&BP; plus as per the waiver an additional $1,500;(unpaid)

●	$10,000 on or before September 15, 2014 plus five per cent (5%) of any JV&BP;

●	$15,000 on or before September 15, 2015 plus five per cent (5%) of any JV&BP;

●	$20,000 on or before September 15, 2016 plus five per cent (5%) of any JV&BP; and

●	$25,000 on or before September 15, 2017 plus five per cent (5%) of any JV&BP.

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

●	$15,000 on or before July 15, 2013 plus five per cent (5%) of any JV&BP; (unpaid)

●	$20,000 on or before July 15, 2014 plus five per cent (5%) of any JV&BP; and

●	$25,000 on or before July 15, 2015 plus five per cent (5%) of any JV&BP.

The Option Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the property underlying the Montana Gold Lease shall be incurred as follows:

●	on or before August 1, 2012, incur not less than an aggregate of $49,000 in exploration expenditures(this requirement has been waived until May 2013- and was not met); and

●	on or before August 1, 2013, incur not less than an aggregate of $210,000 in exploration expenditures (not incurred)

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

●
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

●
Completion of the exercise of options resulting in our acquisition of a fifty percent interest in the Mineral Rights through our acquisition of fifty percent of the outstanding capital stock of Beardmore;

●	Issuance to Temasek of a total of 11,000,000 shares of our common stock (of which 5,000,000 shares were previously issued to Temasek);

●	Payment to Temasek of US $250,000 (which such payment was acknowledged by Temasek to have been made in March 2010);

●	Issuance of a convertible note for US $250,000 (the “$250,000 Convertible Note”) payable to the order and the direction of Temasek (which was issued on June 25, 2010); and

●	Issuance of a convertible note for US $3,250,000 (the “$3,250,000 Convertible Note” and, collectively with the $250,000 Convertible Note, the “Convertible Notes”) payable to the order and the direction of Temasek (which was issued on June 25, 2010).

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

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders of Common Stock

As of December 31, 2015, we had approximately one hundred nine (109) holders of record of our common stock. Several other shareholders hold shares in street name. Several other shareholders hold shares in street name; we estimate that there are approximately 1,200 shareholders in this category.

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

The following table sets forth certain information regarding the Stock Incentive Plan as of December 31, 2015:
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

As of January 1, 2013, it was determined that the conversion features in the convertible debt were derivative liabilities. Accordingly, we have separately measured and accounted for these derivative liabilities, in accordance with ASC 815-15 for both December 31, 2015 and 2014.

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

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The audit report of Scrudato & Co., PA on the consolidated financial statements of the Company for the year ended December 31, 2015 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal year ended December 31, 2015 contained an uncertainty about the Company’s ability to continue as a going concern.

ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2015,and as of December 31,2014, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion of our management was based on the material weaknesses described below is Management’s Report on Internal Control over Financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management (primarly our Chief Executive and Chief Financial Officers) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on our assessment using those criteria, management believes that, as of December 31, 2015, our internal control over financial reporting is not effective based on those criteria because of the material weaknesses discussed below. This assessment was based on the size of our company and the fact that we have only one financial expert on our management team, no independent audit committee and no person on our board of directors that qualifies as an “audit committee financial expert”. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

When evaluating director nominees, our directors consider the following factors:

●	The appropriate size of our board of directors;

●	Our needs with respect to the particular talents and experience of our directors;

●
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

●	Experience in political affairs;

●	Experience with accounting rules and practices; and

●	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

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

ITEM 11. Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers whose total salary and bonus awards exceeded $100,000 during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2015 and  2014,:

Summary Compensation Table 2015, 2014,

Name (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total ($)

Jason Castenir (CEO-CFO)	2015	0	0	900,000	0	0	900,000
Jason Castenir (CEO-CFO)	2014	0	0	26,265,000	0	0	26,265,000
Dr. Robert Gates (Former CEO)	2014	63,000	0	4,379,000	0	0	4,442,000
Clarence Parks (Former CFO)	2015	0	0	900,000	0	0	900,000
Clarence Parks (Former CFO)	2014	0	0	22,000,000	0	0	22,000,000
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2015, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Name	Number of Shares of Common	Number of Shares of Preferred (1)(4)	Total Number of Voting Shares

Officers & Directors :
Jason Castenir, Chief Executive Officer & Director	550,000,000	0	550,000,000
Clarence Parks, President & Director	650,000,000	0	650,000,000
Dr. Robert Gates, Director	110,000,000	0	110,000,000
5% or Greater:

TOTAL	2,310,000,000	0	2,310,000,000

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

●
Completion of the exercise of options resulting in our acquisition of a fifty percent interest in the Mineral Rights through our acquisition of fifty percent of the outstanding capital stock of Beardmore;

●	Issuance to Temasek of a total of 11,000,000 shares of our common stock (of which 5,000,000 were previously issued to Temasek);

●	Payment to Temasek of US $250,000 (which such payment was acknowledged by Temasek to have been made in March 2010);

●	Issuance of a convertible note for US $250,000 (the “$250,000 Convertible Note”) payable to the order and the direction of Temasek (which was issued on June 25, 2010); and

●
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

During the year the board approved stock compensation to Clarence Parks of 650,000,000 shares of common stock valued at $21,999,000 which was the fair market value on the date the compensation was authorized.

During the year the board approved stock compensation to Jason Castenir of 550,000,000 shares of common stock valued at $26,263,500 which was the fair market value on the date the compensation was authorized.

Options Issued to Officers & Directors

There were no options issued during the year ended December 31, 2015.

Preferred Shares Issued to Officers & Directors

There were no Preferred Shares Issued during the year ended December 31, 2015.

ITEM 14. Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us for professional services for the fiscal year ended December 31, 2015 and December 31, 2014:

	Fiscal 2015 Fees		Fiscal 2014 Fees
Fee Category
Audit Fees		$25,275	$29,824
Audit-Related Fees	$		$0
Tax Fees		-	-
All Other Fees		-	-

Total Fees		$25,275	$29,824

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

We have audited the accompanying balance sheet of First Colombia Gold Corp. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Colombia Gold Corp at December 31, 2015 and 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Scrudato & Co., PA

Califon, New Jersey

May 27, 2016

FIRST COLOMBIA GOLD CORP.
Consolidated Balance Sheets

	As at	As at
	31 December	31 December
	2015	2014

Assets
Current Assets
Cash	$0	$33,833
Prepaid expenses	0	0
Other receivable	0	0
Total current assets	0	33,833

Mineral property interests	-	-
Property and Equipment Net of Depreciation	346,237	493,901

Total Assets	$346,237	$527,734

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$561,935	$289,438
Accounts payable, related parties	29,550	29,550
Convertible notes payable, net of discounts of $0 and $1,038,502	1,345,052	473,148
Derivative liabilities	2,837,179	544.392
Total Current Liabilities	4,773,716	1,336,528

Notes payable	264,100	264,100
Asset Retirement Obligation	125,221	125,221
Total :	389,321	389,321

Total Liabilities	5,163,037	1,725,849

Stockholders' Deficit
Preferred Stock
Blank Check Preferred Stock, authorized 116,818,182 shares, 0 issued and outstanding	-	-
Series A Convertible Preferred Stock, par value $.001, authorized 50,000,000, 46,818,000 and 46,818,000 shares issued and outstanding, respectively	46,819	46,819
Series B Convertible Preferred Stock, par value $0, authorized 33,181,818, 0 issued and outstanding	-	-
Common Stock
Par value $.00001, authorized 10,000,000,000, and 4,837,886,575 and 398,707,651 shares issued and outstanding at December 31, 2015 and 2014, respectively	48,379	3,987
Additional paid-in capital	76,019,639	73,775,496
Deficit accumulated during the exploration stage	(80,931,637)	(75,024,417)

Total Stockholders' Deficit	(4,816,800)	(1,198,115)

Total liabilities and stockholders' equity deficit	$346,237	$727,734

The accompanying notes are an integral part of these consolidated financial statements

FIRST COLOMBIA GOLD CORP.
Consolidated Statement of Operations

	For the	For the
	year ended	year ended
	31 December	31 December
	2015	2014
Revenues	$ 12,127	$ 22,726

Expenses
Depreciation	147,664	32,212
General and administrative	2,322,814	55,598,968
Impairment loss on mineral properties	0	0
Mineral property exploration expenditures	0	433,229
Total Operating Expense	2,470,478	56,064,409

Loss from operations	(2,458,351)	(56,064,409)

Other Items
Gain on extinguishment of debt	365,849	17,253
Gain on sale of oil and gas property	-	-
Interest income	-	-
Recovery of expenses	-	-
Interest expense	(1,591,256)	(1,795,289)
Gain(Loss) on derivative liabilities	(1,904,998)	3,503,865
Write-down of incorporation cost	-	-
Write-down of assets	-	-
Total Other Items	(3,596,533)	1,252,681

Net loss before income taxes	(5,907,220)	(54,811,728)

Future income tax recovery	-	-

Net loss from continuing operations	(5,907,220)	(54,811,728)

Discontinued operations of Beardmore Holdings, Inc.	-	-

Net loss	(5,907,220)	(54,811,728)

Loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)

Weighted average shares outstanding of common - basic and diluted	2,929,894,849	175,176,735

The accompanying notes are an integral part of these consolidated financial statements

FIRST COLOMBIA GOLD CORP.
Consolidated Statement of Cash Flows

	For the	For the
	year ended	year ended
	31 December	31 December
	2015	2014

Cash Flows Used in Operating Activities:
Net Income (Loss)	$(5,907,220)	$(54,811,728)
Adjustments:
Depreciation	147,664	32,212
Debt discount amortization and origination interest	1,747,859	444,387
Loss on derivative liabilities	1,904,998	(127,606
Stock issued as compensation	1,800,000	53,997,637
Gain on extinguishment of debt
Future income tax recovery	-	-
Accrued interest	-	-
Gain on sale of oil and gas property	-	-
Mineral property acquisition
Stock-based compensation (recovery)	-	-
Write-down and impairment loss on mineral properties
Impairment loss on mineral properties
Changes in operating assets and liabilities	-	-
Other Receivable & Prepaid Expenses	0	16,500)
Asset retirement obligation	0	125,221
Increase (decrease) in accounts payable and accrued liabilities	272,497	49,786

Net Cash used in Continuing Operating Activities	(400,051)	(717,978)

Net cash used in discontinued operations	-	-

Net Cash used in Operating Activities

Net Cash Used In Investing Activities
Advances to related parties	85,000	1,145
Purchase of mineral property interests
Proceeds from sale of oil and gas property	-	-
Oil and gas property acquisitions	-	-
Oil and gas exploration	-	-
Purchase of equipment	-	-
Website development costs	-	-

Net Cash Provided by Used In Investing Activities	85,000	1,145

Cash Flows From Financing Activities:
Proceeds from notes payable	281,218	1,635,650
Payments of notes payable	0	(1,097,603
Warrants exercised	-	-
Proceeds from common stock, net of share issue costs	0	213,354

Net Cash Provided by Financing Activities	281,218	751,401

Net cash used in discontinued operations

Net (Decrease) in Cash	(33,833)	33,833

Cash at Beginning of Period	-	-

Cash at End of Period	$0	$33,833
		-
Supplemental disclosure of cash flow information :

Stock issued for acquisition	0	522,000

Preferred shares exchanged for common stock	0	15

Common shares issued upon conversion of promissory notes	0	51,651
Notes payable issued for settlement of accounts payable	0	21,250
Preferred A shares issued for settlement of accounts payable

The accompanying notes are an integral part of these consolidated financial statements

FIRST COLOMBIA GOLD CORP.
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Audited)

						Deficit,
						accumulated	Total
	Number		Number		Additional	during the	stockholders’
	of shares	Preferred	of shares	Common	paid-in	exploration	equity
	Number	stock	Number	stock	capital	stage	(deficiency)

Balance at 31 December 2013	47,568,500	$47,569	1,158,028	$12	$18,964,769	$(20,212,689)	$(1,200,339)

Common shares issued as compensation	-	-	374,000,000	3,740	53,993,897	-	53,997,637
Common stock exchanged for accounts payable	-	-	458,333	5	21,245		21,250
Common stock issued for PPM	-	-	10,000,000	100	222,050	-	222,150
Common shares issued on conversion of promissory notes	-	-	9,591,290	95	50,820	-	50,915
Preferred shares issued on liability reduction	(750,000)	(750)	1,500,000	15	735		-
Common stock issued for acquisition	-	-	2,000,000	20	521,980	-	522,000
Net loss for the year	-	-		-	-	(54,811,728)	(54,811,728)

Balance at 31 December 2014	46,818,500	46,819	398,707,651	3,987	73,775,496	(75,024,417)	(1,198,115)

Common shares issued as compensation	-	-	1,500,000,000	15,000	1,785,000	-	1,800,000
Common shares issued on conversion of promissory notes	-	-	2,939,178,924	29,392	459,143	-	488,535
Net loss for the year	-	-		-	-	(5,907,220)	(5,907,220)

Balance at 31 December 2015	46,818,500	$46,819	4,837,886,575	$48,379	$76,019,639	$(80,931,637)	$(4,816,800)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 December 2015 and 2014, the Company had $0 and $33,833 cash and cash equivalents.

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. As of December 31, 2013 all mining assets have been fully impaired.

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

Basic and diluted loss per share

The Company computes net loss per share in accordance with ASC 260, “ Earnings per Share ”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect was anti-dilutive. As of December 31, 2015 and 2014, the Company had 7,558,250 and 539,393 potential common shares from its convertible debt and convertible preferred stock.

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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets” . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 in the years ended December 31, 2015 and 2014 respectively.

Asset retirement obligations

The Company has adopted ASC 410, “Assets Retirement and Environmental Obligations” , which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 December 2015 the Company accrued asset retirement obligations of $125,221 based on estimates to close existing wells and perform cleanup operations.

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

Note 2.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has consistently incurred operating losses, and as of December 31, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Mineral Property Interests

Boulder Hill Claims

On 16 December 2011, the Company entered into a Purchase and Sale Agreement (the “BHM Purchase”) with Boulder Hill Mines, Inc., an Idaho corporation (“Boulder Hill”), to purchase from Boulder Hill three unpatented mining claims situated in Lincoln County, Montana (the “Boulder Hill Claims”) by making the following considerations to Boulder Hill:

●	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000);

●	Pay $25,000 in cash by 5 May 2013 (unpaid); and

●	Pay $25,000 in cash by 16 December 2013.

On 15 January 2013, the Company amended the agreement entered into on 12 October 2012 with Boulder Hill to extend the waiver of certain required cash payment and/or exploration expenditure related to the Boulder Hill Claims until 5 May 2013.

During the year ended 31 December 2012, the Company was in default related to certain obligations related to the Boulder Hill Claims. As of December 31, 2013, the Company recorded a write-down of mineral property in the amount of $15,000 related to the Boulder Hill Claims. This claim has been fully impaired since December 31, 2013.

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

The BHM Assignment required the Company to make the following considerations to Boulder Hill:

●	Issue 500,000 restricted shares of the Company’s common stock by 21 December 2011 (issued on 16 December 2011 and valued at $15,000);

●	Pay $25,000 in cash by 30 September 2013 (unpaid); and

●	Pay $25,000 in cash by 16 December 2013.

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

The Option Agreement provides that the cash payments payable to James E shall be made according to the following schedule:

●	$20,000 on or before 30 September 2013 plus 5% of any JVBP, of which an initial payment of $3,000 is to be made on or before 30 October 2011 ($3,000 paid on 12 January 2012);

●	$15,000 on or before 30 September 2013 plus 5% of any JVBP (unpaid);

●	$20,000 on or before 15 July 2014 plus 5% of any JVBP; and

●	$25,000 on or before 15 July 2015 plus 5% of any JVBP.

The Option Agreement and claim purchase agreement require that the exploration expenditures of an aggregate of not less than $210,000 on the Property shall be incurred as follows:

●	On or before 30 September 2013, incur not less than an aggregate of $49,000 in exploration expenditures (an aggregate of $34,769 incurred); and

●	On or before 13 December 2013, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments and exploration expenditures, in order to maintain James E’s leasehold interest in the Boulder Hill Property the Company will be responsible for paying filing fees over the term of the Option Agreement and Boulder Hill Agreement and the following:

●
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

During the year ended 31 December 2013, the Company decided to cancel the portion of the Boulder Hill project involving the state lease, and is in the process of re-staking unpatented mining claims. This project has been fully impaired since December 31, 2013.

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

Pursuant to the terms of the CCS Assignment, Castle Creek transferred and assigned the Company all of its right, title and interest, in, to and under the Purchase Agreement and the Company assumed the assignment of the Purchase Agreement agreeing to be bound, the same extent as Castle Creek, to the terms and conditions of the Purchase Agreement. The Company agreed to make the following considerations to Castle Creek:

●	Issue 1,000,000 restricted shares of the Company’s common stock by 12 December 2011 (issued on 7 December 2011 and valued at $30,000);

●	Pay $50,000 by 15 July 2013 (unpaid); and

●
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

The Purchase Agreement and assignment of Castle Creek’s right, title and interest, in, to and under the Purchase Agreement provide that the Company will have exercised the option to acquire an undivided 100% of Robert E’s right, title and interest in and to the Property after incurring an aggregate of $210,000 in exploration expenditures, paying Robert E an aggregate of $80,000 plus 5% of any JVBP. The Purchase Agreement provides that the cash payments payable to Robert E shall be made according to the following schedule:

●	$2,500 on or before 31 January 2012 plus 5% of any JVBP (paid);

●	$2,500 on or before 20 June 2013 plus 5% of any JVBP (paid);

●	$5,000 on or before 15 September 2013 plus 5% of any JVBP (unpaid);

●	$10,000 on or before 15 September 2014 plus 5% of any JVBP;

●	$15,000 on or before 15 September 2015 plus 5% of any JVBP;

●	$20,000 on or before 15 September 2016 plus 5% of any JVBP; and

●	$25,000 on or before 15 September 2017 plus 5% of any JVBP.

The Purchase Agreement provides that the exploration expenditures of an aggregate of not less than $210,000 on the South Idaho Property shall be incurred as follows:

●	On or before 15 April 2012, incur not less than an aggregate of $10,000 in exploration expenditures (an aggregate of $10,000 incurred);

●	On or before 15 July 2013, incur not less than an aggregate of $20,000 in exploration expenditures (an aggregate of $30,620 incurred);

●	On or before 15 September 2013, incur not less than an aggregate of $100,000 in exploration expenditures (not incurred); and

●	On or before 15 September 2014, incur not less than an aggregate of $210,000 in exploration expenditures.

In addition to the foregoing cash payments, exploration expenditures and filing fees, in order to maintain its interest in the South Idaho Property the Company will be responsible for the following:

●
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

The Company is currently in default with regards to certain obligations related to the South Idaho Property and is in the process of renegotiating the terms with Castle Creek, or determining to re-stake the mining claims. During 2013, the Company recorded a provision for write-down of mineral property interests of in the amount of  $36,650 ( 31 December 2012- $Nil) related to the South Idaho Property. This project has been fully impaired since December 31, 2013.

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

The Company entered into an amending agreement dated 25 June 2010 (the “Amendment Effective Date”) with Temasek related to the Temasek Properties (the “Third Amending Temasek Agreement”), whereby the Company now could exercise the third and fourth 25% options resulting in the acquisition of a 100% interest in the Mineral Rights by fulfilling the following conditions within ten business days from the Amendment Effective Date:

●	Exercise and complete the initial and second 25% options (completed);

●	Issue 11,000,000 additional common shares of the Company to Temasek (5,000,000 common shares issued on 9 March 2010) (Notes 8 and 12);

●	Pay an additional $250,000 to Temasek (paid);

●
Issue a convertible note for $250,000 to Temasek (the “$250,000 Convertible Note”) (issued). The $250,000 Convertible Note had a term of ninety days and will accrue interest at a rate of 12% per annum. Both principal and interest under the $250,000 Convertible Note were payable upon maturity (Note 6); and

●
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

By execution of the Settlement Agreement, the Company no longer has any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru; and, as a result, deconsolidated mineral property interests in the amount of $6,981,553 during the year ended 31 December 2011 related to Rio Santiago. During the year ended 31 December 2011, the Company incurred $50,700 in exploration expenditures related to the Temasek Properties, which are included in discontinued operations for the year ended 31 December 2011. During the year ended 31 December 2011, the Company also recorded a write down of mineral property interests of $5,000,000. This project has been fully impaired since December 31, 2013.

Uranium Claim Prospect

The Company acquired through location two unpatented mining claims in eastern Washington state in July 2013 comprising approximately forty acres. This project has been fully impaired since December 31, 2013.

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

By execution of the Settlement Agreement, the Company no longer has any interest, directly or indirectly, in any mineral or mining rights to properties located in Peru; and, as a result, deconsolidated mineral property interests in the amount of $6,981,553 during the year ended 31 December 2011 related to Rio Santiago. During the year ended 31 December 2011, the Company incurred $50,700 in exploration expenditures related to the Temasek Properties, which are included in discontinued operations for the year ended 31 December 2011. During the year ended 31 December 2011, the Company also recorded a write down of mineral property interests of $5,000,000. This project has been fully impaired since December 31, 2013.

4. Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value $
As of December 31, 2015 :
Furniture, computer and office equipment	569,433	223,196	346,237
As of December 31, 2014 :
Furniture, computer and office equipment	569,433	75,532	493,901

During the year ended 31 December 2015 and 2014, total additions to property and equipment were $0 and $0 and depreciation expense was $147,664 and $32,212.

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

The following is the summary of convertible promissory notes that are issued and outstanding as at 31 of December 2015 and as at 31 of December 2014:

Mudd Lake	5,469	0
Eastmore	52,850	0
Mudd Lake	26,400	0
KBM	10,800	0
JMJ	5,000	0
Service Trading	12,000	0
GW Holdings	8,452	0
Eastmore Capital	100,000	93,500
Actus Equity	67,500	70,000
Iconic Holdings	15,827	50,000
Vista Capital	16,667	25,000
JMJ	50,000	50,000
Iconic	100,000	100,000
Chicago Venture	50,000	50,000
JSJ	0	49,000
Union	0	50,000
Coventry	47,500	47,500
Anubis Capital	29,000	149,500
LDM Limited	172,785	222,150
Fire Hole Capital	68,750	100,000
LG Capital	92,996	105,000
Union Capital	65,306	100,000
JSJ Capital	100,000	100,000
Adar Bays	50,000	50,000
Sojourn	19,500	15,000
Union	85,000	85,000

Total	1,345,052	1,511,650
Unamortized Discount	0	(1,038,502)
Convertible notes payable, net	1,345,052	473,148

7. Due to Related Parties and Related Party Transactions

Included in accounts payable and accrued liabilities as at 31 December 2014 and 2013 are amounts due to related parties of $29,550 and $29,550, respectively.. These amounts are non-interest bearing, unsecured and have no fixed terms of repayment.

During 2015:

During the year the board approved stock compensation to Clarence Parks of 750,000,000 shares of common stock valued at $900,000 which was the fair market value on the date the compensation was authorized.

During the year the board approved stock compensation to Jason Castenir of 750,000,000 shares of common stock valued at $900,000 which was the fair market value on the date the compensation was authorized.

During 2014:

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

8. Stockholders’ Deficit

Authorized

The total authorized capital consists of

●	10,000,000,000 common shares with par value of $0.00001 (Note 15)

●	116,818, 182 blank check preferred shares with no par value

●	50,000,000 designated class A preferred shares with par value of $0.001, no voting or conversion rights

Issued and outstanding

Common Stock

As at 31 December 2015, the total issued and outstanding capital stock was 4,837,886,575 common shares with a par value of $0.00001 per share.

As at 31 December 2014, the total issued and outstanding capital stock was 398,707,651 common shares with a par value of $0.00001 per share.

Issuances of Common Stock

In 2015 the Company issued 4,439,178,924 common shares were issued upon conversion of $51,651 upon conversion of debt.

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

The following stock options are outstanding as at 31 December 2015:

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

The following is a summary of stock option activities during the years ended 31 December 2015 and 2014:

	Number of stock options	Weighted average exercise price

Outstanding and exercisable at 31 December 2015 and 2014	0	0

Weighted average fair value of options granted during the year		-

Weighted average fair value of options granted during the year		0.00

The aggregate intrinsic value of options outstanding and exercisable at 31 December 2014 and 2013 was $nil and $nil, respectively.

9. Commitments and Contingencies

10. Income Taxes

The Company has losses carried forward for income tax purposes as of 31 December 2015 the Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes

The provision for refundable federal income tax for the years ended 31 December 2015 consists of the following:

	2015
	$

Refundable federal tax asset (liability) attributable to:
Current operations		5,907,220
Permanent differences		(5,907,220)
Less: Change in valuation allowance		(2,008,455)
Income tax expense		-

The tax effects of temporary differences that give rise to future income tax assets and liabilities as at 31 December 2014 are as follows:

	2014
	$

Statutory federal income tax rate		34%

Net operating loss carryforwards		80,931,637
Net deferred tax asset		27,516,757
Less: Valuation allowance		(27,516,757)

Future tax assets (liabilities)		-

The net operating losses of the Company will begin to expire in 2030.

As of December 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015, and 2014 and no interest or penalties have been accrued as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

As of December 31, 2016 and 2014, the estimated fair value of derivative liability was determined to be $2,837,179 and $544,392, respectively. During the year ended December 31, 2015 and 2014, amortization of 1,071,972  and $1,772,539 was recorded against the discount. The change in the fair value of derivative liabilities for the year ended December 31, 2015 was $2,292,787 resulting in an aggregate loss on derivative liabilities of $1,904,998.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2015 and 2014, consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2015	(Level 2)	(Level 2)	(Level 3)
Derivative liabilities	$2,837,179	$-	$2,837,179	$-

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

Date: May 31, 2016

By: /s/   Jason Castinir
              Jason Castenir
              Chief Executive Officer & Director
              (Principal Executive Officer & Principal Accounting Officer)

Date: May 31, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.