Form 10-Q
period 2016-03-31
FIRST COLOMBIA GOLD CORP.
filed 2016-06-03
CIK 1045929

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "a smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 11, 2016
Common Stock, $0.00001 par value	4,837,886,575

FORM 10-Q
FIRST COLOMBIA GOLD CORP.
March 31, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Interim Consolidated Financial Statements

Our interim condensed consolidated financial statements included in this Form 10-Q as of March 31, 2016 are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.

F-3	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015.

F-4	Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	31 March	31 December
	2016	2015
	$	$
Assets
Current Assets
Cash and cash equivalents	$1,341	$0
Prepaid expenses	-	-
Accounts Receivable	-	-
Total current assets	1,341	0

Property and Equipment	330,571	346,237

Total Assets	$331,912	$346,237

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$610,382	$561,935
Accounts payable, related parties	29,550	29,550
Accrued interest	-	-
Convertible notes payable	1,345,052	1,345,052
Notes Payable	-	-
Advances - related parties	-	-
Current portion of long term notes payable	-	-
Derivative liabilities	3,150,242	2,837,179
Total Current Liabilities	5,135,226	4,773,716

Long term notes payable	264,100	264,100
Asset Retirement Obligation	125,221	125,221
Total Liabilities	5,524,547	5,163,037

Liabilities and Stockholders' Deficit
Stockholders' Deficit
Preferred Stock
Blank check preferred stock, par value $0, 150,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Series A convertible preferred stock, par value $.001, 50,000,000 shares authorized, 46,818,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	46,819	46,819
Series B convertible preferred stock, par value $.001, 33,181,818 shares authorized, 2,000,000 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,000	-
Common Stock
Par value $.00001, 10,000,000,000 shares authorized, 4,837,886,575 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	48,379	48,379
Additional paid-in capital	76,019,639	76,019,639
Accumulated deficit	(81,305,472)	(80,931,637)

Total Stockholders' Deficit	(5,192,635)	(4,816,800)

Total liabilities and stockholders' deficit	$331,912	$346,237

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	31-Mar-16	31-Mar-15

Revenues	$44,534	$10,001

Operating expenses	58,859	2,204,110

Net Income(Loss) from operations	(14,325)	(2,194,109)

Other Items
Gain on extinguishment of debt	0	293,143
Interest expense	(48,447)	(645,268)
Gain/(Loss) on derivative liabilities	(313,063)	(2,035,718)
Total Other Items	(361,510)	(2,387,843)

Net operating income (loss) before income taxes	(375,835)	(4,581,952)

Future income tax recovery	0	0

Net operating income (loss) from continuing operations	$(375,835)	$(4,581,952)

Basic and Diluted Income(loss) per share	$(0.00)	$0.05

Weighted average shares outstanding of common - basic and diluted	4,837,886,575	1,080,596,439

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

	For the	For the
	three month	nine month
	period ended	period ended
	Mar 31	Mar 31
	2016	2015
	$	$
Cash Flows Used in Operating Activities:

Net Income (Loss)	(375,835)	(4,581,952)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation and amortization	15,666	121,150
Common stock issued as compensation	0	2,282,360
Consulting fees	0	0
Debt discount amortization and origination interest	0	0
Gain on extinguishment of debt	0	(293,143)
Gain/(Loss) on derivative liabilities	313,063	2,035,718
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	-	-
Increase (decrease) in accounts payable – related parties	-	-
Increase (decrease) in accounts payable and accrued liabilities	48,447	88,984

Net Cash used in Operating Activities	1,341	(346,883)

Net Cash Used In Investing Activities
Sale of fixed assets	0	85,000

Net Cash Used In Investing Activities	0	85,000

Cash Flows From Financing Activities:
Proceeds from notes payable	0	250,220
Cost of repurchase of common stock	-	-
Warrants exercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	0	250,220

Net Increase (Decrease) in Cash	1,341	(11,663)

Cash at Beginning of Period	0	33,833

Cash at End of Period	1,341	22,170

Supplemental disclosure of noncash investing and financing activities :

Common shares issued for settlement of accounts payable	0	0
Common shares issued for settlement of notes payable	0	201,296
Common shares issued for services	0	2,282,360

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
March 31, 2016

1.	Nature, Basis of Presentation and Continuance of Operations

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

The Company's consolidated financial statements as at 31 March 2016 and the three then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a net loss of $375,835 for the three months ended 31 March 2016 (31 March 2015– Net loss of $4,581,952) and has a working capital deficit of $14,325 at 31 March 2016 (31 March 2015 – $2,194,109), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company's solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by numerous financing institutions. If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
March 31, 2016

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and consist solely of normal recurring adjustments. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these condensed consolidated financial statements.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Finmetal, a company incorporated under the laws of Finland, since its date of acquisition on 27 November 2006 and the results of Beardmore Holdings, Inc. ("Beardmore"), a company incorporated under the laws of Panama, to the date of disposal on 21 September 2011. All inter-company balances and transactions have been eliminated in these condensed consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 31 March 2016 and as 31 March 2015, the Company had $1,341 and $0 in cash and cash equivalents.

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
March 31, 2016

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
March 31, 2016

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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets" . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Asset retirement obligations

The Company has adopted ASC 410, "Assets Retirement and Environmental Obligations" , which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. ASC 410 requires the Company to record a liability for the present value of the estimated site restoration costs with a corresponding increase to the carrying amount of the related long-lived assets. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As at 31 March 2016 and 31 December 2015, the Company did not have any asset retirement obligations.

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
March 31, 2016

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
March 31, 2016

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

During the period ending March 31, 2016 the total value of property and equipment were $330,571.

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
March 31, 2016

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
March 31, 2016

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

6.         Related Party Transactions

During the periods ended 31 March 2016, the Company accrued $29,550 for management fees to officers and directors of the Company.

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

During period ended 31 March 2016, the Company had 4,837,886,575 common shares outstanding.

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
March 31, 2016

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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2016, consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2016	(Level 2)	(Level 2)	(Level 3)
Derivative liabilities	$3,150,242	$-	$3,150,242	$-

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
March 31, 2016

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

10. Other receivable

As of March 31, 2016, the Company has not recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after period end.

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

NileMine Project

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

Delivery Commitments

             As of March 31, 2016, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

We have generated revenues for the six months ended March 31, 2016 of $44,534.  In the six months ending in March 31, 2015 we reported revenues of $10,001.

Operating Expenses

We reported operating expenses in the amount of $58,859 for the three months ending in March 31, 2016, compared to operating expenses of $2,204,110 for the three months ended March 31, 2015.

Net Income (Loss)

As a result of the above, for the three months ended March 31, 2016, we reported a net loss of $14,325. For the three months ended March 31, 2015, we reported a net loss of $2,194,109.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $1,341, compared to $0 at March 31, 2015.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending legal proceeding as of March 31, 2016, we were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us. The legal agreement reached with a former convertible note holder is described below.

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

First Colombia Gold Corp.

Date: June 3, 2016	By:	/s/ Jason Castenir
Jason Castenir
Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2016	By:	/s/ Jason Castenir
Jason Castenir
Chief Financial Officer (Principal Accounting Officer)