Form 10-Q
period 2016-09-30
FIRST COLOMBIA GOLD CORP.
filed 2017-01-10
CIK 1045929

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10- Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2016

Common Stock, $0.00001 par value	4,837,886,575

PART I - FINANCIAL INFORMATION

Item 1.    Interim Consolidated Financial Statements

Our interim condensed consolidated financial statements included in this Form 10-Q as of September 30, 2016 are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.

F-2	Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015.

F-3	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015.

F-4	Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheets THESE FINANCIALS HAVE NOT BEEN REVIEWED

	30 Sept	31 December
	2016	2015
	$	$
Assets
Current Assets
Cash and cash equivalents	$4088	$0
Prepaid expenses	-	-
Accounts Receivable	-	-
Total current assets	4088	0

Property and Equipment	330,571	377,569

Total Assets	$334,659	$377,569

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$710,382	$429,113
Accounts payable, related parties	29,550	29,550
Accrued interest	-	-
Convertible notes payable	1,445,052	933,129
Notes Payable	-	-
Advances - related parties	-	-
Current portion of long term notes payable	-	-
Derivative liabilities	3,380,242	2,384,783
Total Current Liabilities	5,565,226	3,776,575

Long term notes payable	264,100	264,100
Asset Retirement Obligation	125,221	125,221
Total Liabilities	5,954,547	4,165,896

Liabilities and Stockholders' Deficit
Stockholders' Deficit
Preferred Stock
Blank check preferred stock, par value $0, 150,000,000 shares authorized,
0 shares issued and outstanding at Sept 30, 2016 and December 31, 2015	-	-
Series A convertible preferred stock, par value $.001, 50,000,000 shares authorized, 46,818,000 shares issued and outstanding
at Sept 30, 2016 and December 31, 2015, respectively	46,819	46,819
Series B convertible preferred stock, par value $.001, 33,181,818 shares authorized, 2,000,000 and 0 shares issued and outstanding
at Sept 30, 2016 and December 31, 2015, respectively	2,000	-
Common Stock
Par value $.00001, 10,000,000,000 shares authorized, 4,837,886,575 shares issued and outstanding at Sept 30, 2016 and
December 31, 2015, respectively	48,379	27,287
Additional paid-in capital	76,116,837	75,853,549
Accumulated deficit	(81,833,923)	(77,715,982)

Total Stockholders' Deficit	(5,619,888)	(3,778,327)

Total liabilities and stockholders' deficit	$334,659	$377,569

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
THESE FINANCIALS HAVE NOT BEEN REVIEWED

	For the three months ended
	30-Sept-16	30-Sept-15

Revenues	$296,580	$0

Operating expenses	293,614	36,166

Net Income(Loss) from operations	2,966	(36,166)

Other Items
Gain on extinguishment of debt	0	60,425
Interest expense	(49,551)	(402,795)
Gain/(Loss) on derivative liabilities	(490,063)	(459,018)
Total Other Items	(536,648)	(801,388)

Net operating income (loss) before income taxes	(533,682)	(837,554)

Future income tax recovery	0	0

Net operating income (loss) from continuing operations	$(533,682)	$(837,554)

Basic and Diluted Income(loss) per share	$(0.00)	$0.00

Weighted average shares outstanding of common - basic and diluted	4,837,886,575	4,096,108,797

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

THESE FINANCIALS HAVE NOT BEEN REVIEWED
	For the	For the
	three month	nine month
	period ended	period ended
	Sept 30	Sept 30
	2016	2015
	$	$
Cash Flows Used in Operating Activities:

Net Income (Loss)	(533,682)	(5,529,119)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation and amortization	15,666	46,998
Common stock issued as compensation	0	1,800,000
Consulting fees	0	-
Debt discount amortization and origination interest	0	1,255,722
Gain on extinguishment of debt	0	(332,405)
Gain/(Loss) on derivative liabilities	(490,063)	2,160,720
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	-	-
Increase (decrease) in accounts payable – related parties	-	-
Increase (decrease) in accounts payable and accrued liabilities	100,000	229,031

Net Cash used in Operating Activities	(908,079)	(369,053)

Net Cash Used In Investing Activities
Sale of fixed assets	0	85,000

Net Cash Used In Investing Activities	0	85,000

Cash Flows From Financing Activities:
Proceeds from notes payable	0	250,220
Cost of repurchase of common stock	-	-
Warrants exercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	0	250,220

Net Increase (Decrease) in Cash	3605	(33,833)

Cash at Beginning of Period	483	33,833

Cash at End of Period	4088	0

Supplemental disclosure of noncash investing and financing activities :

Common shares issued for settlement of accounts payable	0	0
Common shares issued for settlement of notes payable	0	273,162
Common shares issued for services	0	1,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2016
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

The Company had a net loss of $533,682 for the three months ended 30 September 2016 (30 June 2015– Net loss of $5,529,119) and has a working capital surplus of $3605 at 30 June 2016 (30 June 2015 – $33,833), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company's solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by numerous financing institutions.  If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2016
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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at 30 September 2016 and as 30 September 2015, the Company had $1,341 and $0 in cash and cash equivalents.

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
September 30, 2016
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
September 30, 2016
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

Long-lived assets impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, "Impairment or Disposal of Long-Lived Assets" . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis. The company recorded an impairment loss of $0 and $0 for the three months ended September 30, 2016 and 2015, respectively.

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
September 30, 2016
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
September 30, 2016
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

During the period ending September 30, 2016 the total value of property and equipment were $330,571.

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
September 30, 2016
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
September 30, 2016
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
September 30, 2016
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

On August 4, 2016, the Company entered in convertible note agreement with a private and accredited investor, Chienn Consulting, in the amount of $100,000, unsecured, with principal and interest amounts due and payable upon maturity on August 4, 2017 (the "CHIENN#2"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

 On September 29, 2016, the Company entered in convertible note agreement with a private and accredited investor, Tailwind Consulting, in the amount of $105,000, unsecured, with principal and interest amounts due and payable upon maturity on September 29, 2017 (the "TAILWIND#1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Notes to condensed consolidated financial statements
September 30, 2016
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

6   .          Related Party Transactions

During the periods ended 30 September 2016, the Company accrued $149,230 for management fees to officers and directors of the Company.
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

During period ended 30 September 2016, the Company had 4,837,886,575 common shares outstanding.

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
September 30, 2016
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

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2016, consisted of the following:

Fair Value Measurements Using

	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	Sept 30, 2016	(Level 2)	(Level 2)	(Level 3)

Derivative liabilities	$3,150,242	$-	$3,150,242	$-

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
September 30, 2016
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

10. Other receivable

As of September 30, 2016, the Company has not recorded other receivable for loan proceeds, where the debt instrument was finalized, but proceeds were not received until after period end.

11. Subsequent Events

First Colombia Gold Corp. signed an exclusive franchise agreement within their restaurant division, Triangle Restaurant Group.  This agreement is for a high-end Italian cuisine concept with the first location located in Somerset, Kentucky also already under contract.  The location features a lake front property and also includes the purchase of more than $200,000 in restaurant equipment. The restaurant, which will operate under the name of DiMaggio's Italian Restaurant and Lounge, will be opening in March of 2017.

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

Delivery Commitments

             As of September 30, 2016, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Revenues

We have generated revenues for the three months ended September 30, 2016 of $296,580.  In the three months ending in September 30, 2015 we reported revenues of $2,126.

Operating Expenses

We reported operating expenses in the amount of $908,079 for the three months ending in September 30, 2016, compared to operating expenses of $369,053 for the three months ended September 30, 2015.

Net Income (Loss)

As a result of the above, for the three months ended September 30, 2016, we reported a net income loss of $533,682. For the three months ended September 30, 2015, we reported a net loss of $5,5291,119.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $4088, compared to $0 at September 30, 2015.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect such controls.

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