Form 10-Q/A
period 2015-09-30
FIRST COLOMBIA GOLD CORP.
filed 2017-02-02
CIK 1045929

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((section)232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "a smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	30-Sept-15	30-Sept-14	30-Sept-15	30-Sept-14

Revenues	$0	$1,739	$12,127	$1,739

Operating expenses	36,166	4,396,269	2,280,238	5,371,600

Net Income(Loss) from operations	(36,166)	(4,394,530)	(2,268,111)	(5,369,861)

Other Items
Gain on extinguishment of debt	60,425	0	332,405	17,253
Interest expense	(402,795)	(929,247)	(1,432,693)	(1,398,286)
Gain/(Loss) on derivative liabilities	(459,018)	(66,058)	(2,160,720)	463,248
Total Other Items	(801,388)	(995,305)	(3,261,008)	(917,785)

Net operating income (loss) before income taxes	(837,554)	(5,389,835)	(5,529,119)	(6,287,646)

Future income tax recovery	0	0	0	0

Net operating income (loss) from continuing operations	$(837,554)	$(5,389,835)	$(5,529,119)	$(6,287,646)

Basic and Diluted Income(loss) per share	$(0.00)	$0.05	$(0.00)	$(0.60)

Weighted average shares outstanding of common - basic and diluted	4,096,108,797	10,405,595	2,643,840,699	10,405,595

The accompanying notes are an integral part of these condensed consolidated financial statements

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

	For the	For the
	three month	nine month
	period ended	period ended
	Sept 30	Sept 30
	2015	2014
	$	$
Cash Flows Used in Operating Activities:

Net Income (Loss)	(5,529,119)	(6,287,647)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation and amortization	46,998	2,108
Common stock issued as compensation	1,800,000	4,204,501
Consulting fees	-	-
Debt discount amortization and origination interest	1,255,722	1,384,121
Gain on extinguishment of debt	(332,405)	126,173
Gain/(Loss) on derivative liabilities	2,160,720	(463,248)
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	-	341,037
Increase (decrease) in accounts payable - related parties	-	(22,064)
Increase (decrease) in accounts payable and accrued liabilities	229,031	(88,038)

Net Cash used in Operating Activities	(369,053)	(803,057)

Net Cash Used In Investing Activities
Sale of fixed assets	85,000	-

Net Cash Used In Investing Activities	85,000	-

Cash Flows From Financing Activities:
Proceeds from notes payable	250,220	852,700
Cost of repurchase of common stock	-	-
Warrants exercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	250,220	852,700

Net Increase (Decrease) in Cash	(33,833)	49,643

Cash at Beginning of Period	33,833	-

Cash at End of Period	0	49,643

Supplemental disclosure of noncash investing and financing activities :

Common shares issued for settlement of accounts payable	0	43,432
Common shares issued for settlement of notes payable	273,162	42,433
Common shares issued for services	1,800,000	0

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

The Company had a net loss of $36,166 for the three months ended 30 September 2015 (30 September 2014 - Net loss of $4,394,530) and has a working capital deficit of $33,833 at 30 September 2015 (30 September 2014 - $49,643), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company's solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by numerous financing institutions.  If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

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

Stock-based compensation

Effective 1 January 2006, the Company adopted the provisions of ASC 718, " Compensation - Stock Compensation ", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).

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

Energy Division - Oil and Gas Leases

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

On October 16, 2014, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity, in the amount of $70,000, unsecured, with principal and interest amounts due and payable upon maturity on October 16, 2015 (the "Auctus Note #1"). After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company's common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company's stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to ..08%; Dividend rate of 0%; and, historical volatility rates ranging from 875.95% to 887.82%.

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

Please find attached certain mining terms that may not be familiar.

Glossary of Certain Mining Terms

Andesite	A gray, fine-grained volcanic rock, chiefly plagioclase and feldspar
Argentite	A valuable silver ore, Ag2S, with a lead-gray color and metallic luster that is often tarnished a dull black
Arsenic	A very poisonous metallic element that has three allotropic forms
Arsenopyrite	A silvery-gray mineral consisting of an arsenide and sulfide of iron
Basalt	An extrusive volcanic rock composed primarily of plagioclase, pyroxene and some olivine
brecciated tuffs	Rocks in which angular fragments are surrounded by a mass of fine grained minerals
Chalcopyrite	A sulphide mineral of copper and iron the most important ore mineral of copper
Cretaceous	Geologic period and system from circa 145.5 +/- 4 to 65.5 +/- 0.3 million years ago
Diorite	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene
Electrum	An alloy of silver and gold
Eocene	the second epoch of the Tertiary Period
Epithermal	Pertaining to mineral veins and ore deposits formed from warm waters at shallow depth
Fault	A break in the Earth's crust caused by tectonic forces which have moved the rock on one side with respect to the other.
Galena	Lead sulphide, the most common ore mineral of lead
Granodiorite	a phaneritic igneous rock with greater than 20% quartz
Hornfels	A fine-grained metamorphic rock composed of quartz, feldspar, mica, and other minerals
Humus	organic component of soil, formed by the decomposition of leaves and other plant material by soil microorganisms
Igneous	Formed by the solidification
kaolin-chlorite	A fine soft white clay, used for making porcelain and china, as a filler in paper and textiles, and in medicinal absorbents
Metamorphism	The process by which the form and structure of rocks is changed by heat and pressure
Miocene	the fourth epoch of the Tertiary period.
montmorillonite	An aluminum-rich clay mineral of the smectite group, containing sodium and magnesium
paragenesis	A set of minerals that were formed together, esp. in a rock, or with a specified mineral
Piedrancha	A fault line in Colombia
Reserves	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination
Sericite	a fine grained mica, either muscovite, illite, or paragonite
Shale	Sedimentary rock formed by the consolidation of mud or silt
Sphalerite	A zinc sulphide metal; the most common ore mineral of zinc
Tertiary	Stones deposited during the Tertiary period lasting from about 65 million to 1.6 million years ago
Zinc	a silvery-white metal that is a constituent of brass and is used for coating (galvanizing)

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

PART II - OTHER INFORMATION

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