Form 10-Q/A
period 2016-06-30
FIRST COLOMBIA GOLD CORP.
filed 2017-02-03
CIK 1045929

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
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

FIRST COLOMBIA GOLD CORP.
(Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
THESE FINANCIALS HAVE NOT BEEN REVIEWED

	For the three months ended
	30-Jun-16	30-June-15

Revenues	$258,110	$2,126

Operating expenses	255,529	39,962

Net Income(Loss) from operations	2,581	(37,836)

Other Items
Gain on extinguishment of debt	0	0
Interest expense	(48,447)	(384,630)
Gain/(Loss) on derivative liabilities	(465,063)	334,016
Total Other Items	(513,510)	(50,614)

Net operating income (loss) before income taxes	(510,929)	(88,450)

Future income tax recovery	0	0

Net operating income (loss) from continuing operations	$(510,929)	$(88,450)

Basic and Diluted Income(loss) per share	$(0.00)	$0.00

Weighted average shares outstanding of common - basic and diluted	4,837,886,575	2,628,765,363

FIRST COLOMBIA GOLD CORP. AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows

THESE FINANCIALS HAVE NOT BEEN REVIEWED
	For the	For the
	three month	nine month
	period ended	period ended
	June 30	June 30
	2016	2015
	$	$
Cash Flows Used in Operating Activities:

Net Income (Loss)	(510,929)	(4,691,565)
Adjustments to reconcile net loss with net cash used in operating activities:
Depreciation and amortization	15,666	136,816
Common stock issued as compensation	0	1,800,000
Consulting fees	0	482,360
Debt discount amortization and origination interest	0	533,073
Gain on extinguishment of debt	0	(293,143)
Gain/(Loss) on derivative liabilities	(465,063)	1,701,699
Changes in operating assets and liabilities
Other Receivable & Prepaid Expenses	-	-
Increase (decrease) in accounts payable - related parties	-	-
Increase (decrease) in accounts payable and accrued liabilities	100,000	(38,293)

Net Cash used in Operating Activities	(860,326)	(369,053)

Net Cash Used In Investing Activities
Sale of fixed assets	0	85,000

Net Cash Used In Investing Activities	0	85,000

Cash Flows From Financing Activities:
Proceeds from notes payable	0	250,220
Cost of repurchase of common stock	-	-
Warrants exercised	-	-
Issuance of common stock, net of share issue costs	-	-

Net Cash Provided by Financing Activities	0	250,220

Net Increase (Decrease) in Cash	(858)	(33,833)

Cash at Beginning of Period	1,341	33,833

Cash at End of Period	483	0

Supplemental disclosure of noncash investing and financing activities :

Common shares issued for settlement of accounts payable	0	0
Common shares issued for settlement of notes payable	0	201,296
Common shares issued for services	0	2,282,360

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

The Company had a net loss of $510,929 for the three months ended 30 June 2016 (30 June 2015- Net loss of $88,450) and has a working capital deficit of $858 at 30 June 2016 (30 June 2015 - $33.833), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company's solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by numerous financing institutions.  If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

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