Form 10-Q/A
period 2016-09-30
FIRST COLOMBIA GOLD CORP.
filed 2017-02-03
CIK 1045929

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

The Company had a net loss of $533,682 for the three months ended 30 September 2016 (30 June 2015- Net loss of $5,529,119) and has a working capital surplus of $3605 at 30 June 2016 (30 June 2015 - $33,833), but management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. The Company's solvency, ability to meet its liabilities as they become due, and to continue its operations, has been dependent on funding provided by numerous financing institutions.  If these parties are unwilling to provide ongoing funding to the Company and/or if the Company is unable to raise additional capital in the immediate future, the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures or cease operations. This material uncertainty may cast significant doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern including adjustments related to employee severance pay and other costs related to ceasing operations.

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